Form 10-K
period 2018-12-31
MESO NUMISMATICS, INC.
filed 2019-04-17
CIK 1760026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number: 001-37580

MESO NUMISMATICS, INC.

(Exact name of registrant as specified in its charter)

Nevada	88-0492191
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3265 Johnson Avenue, Suite 213

Riverdale, NY 10463

(Address of principal executive offices) (Zip Code)

(800) 889-9509

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2018, based on a closing price of $0.0787 was $419,867. As of April 16, 2019, the registrant had 4,901,024 shares of its common stock, par value $0.0001 per share, outstanding.

Documents Incorporated By Reference: None.

i

As used in this Annual Report on Form 10-K, unless the context otherwise requires, the terms the “Company,” “Registrant,” “we,” “us,” “our,” “Meso,” or “MSSV” refer to Meso Numismatics, Inc., a Nevada corporation.

FORWARD-LOOKING STATEMENTS

Except for statements of historical fact, some information in this document contains “forward-looking statements” that involve substantial risks and uncertainties. You can identify these forward-looking statements by words such as “may,” “will,” “should,” “anticipate,” “estimate,” “plans,” “potential,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend” or the negative of these words or other variations on these words or comparable terminology. The statements that contain these or similar words should be read carefully because these statements discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able accurately to predict or control. Further, we urge you to be cautious of the forward-looking statements which are contained in this registration statement because they involve risks, uncertainties and other factors affecting our operations, market growth, service, products and licenses. The factors listed in the sections captioned “Risk Factors” and “Description of Business,” as well as other cautionary language in this registration statement and events in the future may cause our actual results and achievements, whether expressed or implied, to differ materially from the expectations we describe in our forward-looking statements. We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all of those risks, nor can we assess the impact of all of those risks on our business or the extent to which any factor may cause actual results to differ materially from those contained in any forward-looking statement. The forward-looking statements in this registration statement are based on assumptions management believes are reasonable. However, due to the uncertainties associated with forward-looking statements, you should not place undue reliance on any forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and unless required by law, we expressly disclaim any obligation or undertaking to publicly update any of them in light of new information, future events, or otherwise. The occurrence of any of the events described as risk factors or other future events could have a material adverse effect on our business, results of operations and financial position. Since our common stock is considered a “penny stock,” we are ineligible to rely on the safe harbor for forward-looking statements provided in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).

ii

PART I

ITEM 1.	BUSINESS

General Information

Our business address is 3265 Johnson Avenue, Suite 213, Riverdale, NY 10463. Our phone number is (800) 889-9509. The information contained in, or that can be accessed through, our website is not part of this registration statement.

History

The Company was originally founded in 1999 as Spectrum Ventures LLC, a private company, registered in Tacoma, WA, for the purpose of developing, marketing and selling voice over IP products and services. In 2002, the Company changed its name to Nxtech Wireless Cable Systems, Inc. In August 2007, the Company changed its name to Oriens Travel & Hotel Management Corp. In November 2014, the Company changed its name to Pure Hospitality Solutions, Inc. During 2014, the Board of Directors of the Company deemed it in the best interests of the Company and its shareholders to switch directions and become involved in the business of numismatics, specifically the collection and ultimately the sale of coins, paper currency, bullion and medals. On November 21, 2016 the Company (formerly known as Pure Hospitality Solutions, Inc. a Nevada corporation) entered into an agreement with Meso Numismatics, Corp., a Florida corporation. The respective Boards of Directors of the Pure Hospitality Solutions, Inc. and Meso Numismatics, Corp., at that time, determined that it was advisable and to the advantage of and the best interests of Pure Hospitality Solutions, Inc. and its shareholders and Meso Numismatics, Corp. and its stockholders that Meso Numismatics, Corp. merge with and into Pure Hospitality Solutions, Inc. (the “Merger”). It was at that time, Mr. Melvin Pereira, our current Chief Executive Officer, who controlled both Pure Hospitality Solutions, Inc. and Meso Numismatics, Corp. that the Company acquired common control of Meso Numismatics, Corp. and the assets there held. At the completion of the Merger, Meso Numismatics Corp. ceased to exist. In September of 2018 the Company effected a name change and changed its name from Pure Hospitality Solutions, Inc. to Meso Numismatics, Inc.

Led by the Company’s Chief Executive Officer, an avid numismatist, the goal of the Company is to generate continuous, scalable and growing revenues from the sale of its coins, paper currency, bullion and medals, while also teaching those interested in learning about numismatics. The Company intends to produce numismatic whitepapers in addition to holding seminars throughout the region. Within the U.S. operations, the Company regularly visits coin shows and other dealers throughout the country, providing information about the Meso region. The Company regularly acquires new customers through this approach, by bringing inventory that certain dealers do not have regular access to. The Company regularly engages in transactions with other numismatic dealers and brings U.S. numismatic goods back to the Meso region for sale, while simultaneously making sales in the U.S. This ‘Ox Cart Phenomenon’, which is essentially the efficient use of a transport and distribution vehicle, helps the Company keep its first-mover, on-the-ground advantage within the industry. Items are sent from Costa Rica to the U.S. and merchandise is simultaneously sent from the U.S. to Costa Rica, creating multiple sales streams.

Recent Developments

Name Change and Symbol Change

Effective September 26, 2018 the Company changed its name from Pure Hospitality Solutions, Inc. to Meso Numismatics, Inc. All references to the “Company” or “Pure Hospitality Solutions” or “PNOW” in this Registration Statement on Form 10 refer to Meso Numismatics, Inc., unless stated otherwise. Further, in connection with changing its name, the Company changed its trading symbol to MSSV.

A 1:1000 reverse stock split of the Common Stock (the “Reverse Stock Split”) was effected on September 26, 2018 for shareholders of record as of September 26, 2018. The number of authorized shares remains unchanged. All share and per share information in this Registration Statement on Form 10 have been retroactively adjusted for all periods presented, unless otherwise indicated, to give effect to the Reverse Stock Split, including the financial statements and notes thereto.

Overview

Meso Numismatics, Inc., has established a growing numismatics operation Meso Numismatics focuses on the Central American Caribbean region with a concentration of products surrounding Mesoamerica (Mexico to Panama).

Having locations in Costa Rica and Florida for the purposes of conveniently shipping products, the Company has the ability to export its inventory of coins, paper currency, bullion and medals from Costa Rica, to be sold in the U.S. and around the world. Likewise, the Company also imports such products back to Costa Rica, to be sold throughout the local markets.

The Company adheres to strict processes related to acquisition and sale of its products. It begins by selecting the best inventory, be it a rare coin from Latin America, or a banknote with an error from the United States. All inventory is carefully screened by management, then sent to be graded by the proper grading authority. For all coins, medals and bullion, the Company’s inventory is sent to the Numismatic Guaranty Company for authentication and grading. For all banknotes, the Company utilizes the services of Paper Money Guaranty, LLC for authentication and grading, both Florida-based companies. Once graded, the inventory is sent to the Company’s Florida-based location prior to being sent to one of the Company’s many customers around the world.

We maintain an online store with eBay (www.mesocoins.com) and participate in live auctions with major companies such as Heritage Auctions, Stacks Bowers Auctions, Lyn Knight Auctions and Sedwick Coins for the sale of its coins, paper currency, bullion and medals. The Company also launched a new application technology available on the Google Play Store, as well as the Apple App Store. The Application is a banknote scanner which instantly identifies key characteristics of a banknote. This includes the catalog reference number of the note, the value, which entity it was issued by, the country of origin and the printer that printed the note. A picture of each note from our database of more than 61,000 banknotes from a combined 750 countries and regions will also be included with the information. For the numismatic industry in particular, this application eliminates the need for reference books, as well as the hours of time it takes to reference all the information about banknotes. With a simple snap of a picture, information is provided to the end-user almost instantaneously.

Meso expects to continue to acquire rare inventory at market rates, from throughout the Meso Region (including Central America and the Caribbean). The inventory is then sent for authentication and grading, followed by said items being sold throughout Meso’s sales outlets. This includes an eBay store with up to, but not limited to, $50,000 in items for sale at any one time. For some of the Company’s rarer inventory, items are sent to major auction houses around the world for sale.

As of December 31, 2018, the Company is working on an inventory tracking system by serial number. Until such time the inventory costs can not be properly confirmed, therefore any inventory balances are expensed during each reporting period.

License Agreements

Coins / Medals

The Company’s inventory is comprised of roughly 50% coins / medals and 50% paper money. The Company has a meticulous process for the acquisition and sales process for each coin item. The Company specializes in coins from the Meso region, but also acquires coins and medals from elsewhere around the world.

The process starts by visiting local shops and establishments throughout the Meso region to gather information about the coins that Company’s management is considering for acquisition. Once an item has been selected, it is paid for, then packaged and sent from Meso’s Costa Rica location to the Company’s Florida location. From there, the merchandise is once again examined, then sent to NGC (the Numismatic Guaranty Company) for grading and authentication. After approximately three weeks, the items are sent back to Meso’s Florida location for storage, safekeeping and subsequent distribution to its respective destinations.

Management carefully evaluates the grades assigned to each piece of merchandise and then decides which items will be sold through its eBay store, which items will be sold at live auction and which items will be traded for other items. Some pieces are also sent back to Costa Rica for trading, some are sold on eBay and some go to auction powerhouses around the globe.

Meso also acquires ungraded coins / medals from eBay, as well as at specialty shops throughout the Meso region and during certain U.S. shows. Those items are taken through the same aforementioned process.

Paper Money

As indicated above, paper money makes up approximately 50% of Meso’s inventory. The process of acquiring paper money almost mirrors that of coins / medals.

Meso’s management often visits local banks and central banks throughout the Meso region. Management selects banknotes within bundles, aiming to acquire rare and exceptional notes. This includes RADARS (the same serial number back-and-forth), errors and uncirculated rarities.

The note is then sent from Costa Rica to Florida for grading and authentication. For this service, the Company utilizes the Paper Money Guaranty, which is expected to examine the note in great detail, then offers a grade for its condition. The note is encased, then sent back to Meso’s Florida location for distribution to its final destination. Similarly to coins, management inspects each note, then decides whether it will be sold on eBay, at a specialty auction, or traded for other merchandise in the Meso Region.

Similar to coins, Meso also purchases ungraded notes on eBay or at other stores, has them graded through the same process, then decides where to sell it at the end.

Warranties

Industry Overview

Numismatics itself is the study or collecting of currency, including but not limited to paper money, coins, medals, tokens and other objects. Numismatics is often associated with stamp collecting, philately, and is equally as popular when it comes to hobbies around the world.

The numismatic industry is a multi-billion-dollar market that continues to grow year-over-year. Estimates provided by PNG (The Professional Numismatists Guild) placed the U.S. rare coin market at between $3.4 and $4 billion in 2018.

At the forefront of the numismatic industry is NGC (The Numismatics Guaranty Company) and PMG (The Paper Money Guaranty). These two organizations, with locations around the world, are responsible for the majority of authenticating and grading various forms of currency. Since its inception in 1987, NGC has graded more than 42 million coins, with 61% representing the US, 16% representing Asia, $13% representing Europe, and, a combined 8% representing Africa, South America and Australia.

Growth Strategy

According to an article published in a May 2017 edition of The Economist, the global numismatic market has a value between $5 Billion and $8 Billion per year. It has been noted that out of all the global numismatic sales around the world, the United States is responsible for roughly 85% of the market, further depicted in the chart below. We believe we can capture market share in the U.S. market and we believe we are well positioned to take advantage of, As indicated by the following chart, the Company has the opportunity for growth within the U.S. and the Latin American region as well. The Company has the opportunity for growth within the Latin American region as well. The Company also expects to perform outreach and educate Latin America and Australia about the value of numismatics.

Many Latin American countries postal services are difficult to navigate due to political unrest and corruption. We believe we have an advantage by having boots on the ground in Costa Rica, and associates throughout all of Latin America, which affords us the opportunity to procure almost any type of item and safely have it graded and then sold.

Successful importation and exportation of merchandise between Central America and the United States is crucial for the Company. Being able to acquire inventory at reduced costs, then selling the items for healthy profits, once graded, continues to be the key to growth.

The Company anticipates organic growth as well growth through acquisitions, as the right opportunities present themselves. The Company has and will continue to reinvest capital in new inventory, further supporting its long-term goal of becoming a recognized, global numismatic brand. Possible future acquisitions include websites / social media pages, in addition to physical numismatic businesses that could become available. These acquisitions could be solely of a company’s inventory, or their physical location and assets as well.

Further, the Company anticipates monetization of its mobile application in 2019. This could be through the use of third-party advertisements, or charging for the application to future users. Management is still working to define the best course of action for maximum monetization of its mobile application.

Competitive Strengths

Technology

To our knowledge, Meso Numismatics has the only banknote scanner on the market. The technology, mostly utilized by numismatists, quickly assesses all the information about a banknote and almost instantly displays the information, along with a replica banknote from the database.

The Meso App, available on the Google Play Store and the Apple App Store, is expected to eventually be transitioned into a platform to buy, sell, and trade banknotes. Monetization is expected come from advertisers displaying banner ads, as well as transactional fees from the sales of items. The Company also has the ability, although it does not do so yet, to charge the user for general use of the App.

Location

Meso Numismatics has office locations in San Jose, Costa Rica and Boca Raton, Florida. Having dual locations, especially in these two areas in particular, is extremely advantageous to the Company.

The Costa Rican location of Meso is pivotal for the Company. Management in this location is able to obtain some items, below-market prices due to relationships made within the industry. While a US collector must pay for an item (usually with a premium) plus shipping and handling, having management on the ground allows the Company to acquire items without the extra costs. Management also has relationships with dealers throughout the region and trades / exchanges merchandise for better items. The majority of the Company’s inventory originates in Costa Rica, then is shipped to Florida for grading and authentication.

The Boca Raton location of Meso is almost as pivotal as the Costa Rican location, as the leading grader and authenticator of merchandise (PMG and NGC) also has locations in Florida. Merchandise is sent from Costa Rica to Boca Raton. Once inventoried, merchandise is sent to PMG or NGC for grading and authenticating. Once complete, the inventory is returned to the Boca Raton location where it is safely housed and distributed to its final location. Having this location allows the Company to ship items globally at significantly lower rates than shipping from Costa Rica.

Management

The Management of Meso Numismatics has over 40 years of experience in numismatics. Due to Mr. Pereira’s knowledge of the industry, NGC and PMG have allowed Meso Numismatics to become an authorized dealer of their companies. In addition, under the direction of Mr. Pereira, Meso Numismatics won the coveted 2018 PMG Registry Award for the Best Presented Set, displaying the Company’s nearly flawless collection of Costa Rican Banknotes from 1950 to present. Mr. Pereira continues to be a resource for U.S. collectors who are seeking Latin American inventory.

Prior to his career in numismatics, Mr. Pereira owned a technology consulting company, after attending a social media program from MIT. Mr. Pereira was responsible for the infrastructure, the IT, and internet engineering for several of his client companies.

Management also has close relationships with the grading agencies, as a Registered Dealer with PMG and NGC. The Company is able to submit inventory on the behalf of others; and receives discounts as a Registered Dealer.

Strategic Partnerships

Meso has strategically partnered with Softon Digital (“Softon”) of Costa Rica, in addition to the above relationships with PMG and NGC. Softon assisted in the development and creation of the Meso App and it is expected that Softon will continue to help the Company evolve the technological portion of the business, with their team of programmers and engineers.

Competition

In the coins and other collectibles business, we will compete with a number of comparably sized and smaller firms, as well as a number of larger firms throughout the United States. Our primary competitors are American Numismatic Rarities, a comparably-sized coin auctioneer. Many of our competitors have the ability to attract customers as a result of their reputation and the quality collectibles they obtain through their industry connections. Additionally, other reputable companies that sell rare coins and other collectibles may decide to enter our markets to compete with us. These companies have greater name recognition and have greater financial and marketing resources than we do. If these auction companies are successful in entering the specialized market for premium collectibles in which we participate or if dealers and sellers participate less in our auctions, we may attract fewer buyers and our revenue could decrease.

Employees

As of April 16, 2019, the Company had 1full-time employee our Chief Executive Officer, Melvin Pereira.

Additional Information

The public may read and copy any materials the Company files with the SEC in the SEC’s Public Reference Section, Room 1580, 100 F Street N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Section by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov.

Item 1A.	Risk Factors.

You should carefully consider the risks described below together with all of the other information included in this registration statement before making an investment decision with regard to our securities. The statements contained in or incorporated herein that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, you may lose all or part of your investment. In addition to other information in this registration statement and in other filings we make with the Securities and Exchange Commission, the following risk factors should be carefully considered in evaluating our business as they may have a significant impact on our business, operating results and financial condition. If any of the following risks actually occurs, our business, financial condition, results of operations and future prospects could be materially and adversely affected. Because of the following factors, as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.

Risks Related to Our Business

We have a limited operating history.

The Company was incorporated under the laws of the State of Nevada in 2001 and has engaged in limited operations to date. Accordingly, the Company has only a limited operating history with which you can evaluate its business and prospects. An investor in the Company must consider its business and prospects in light of the risks, uncertainties and difficulties frequently encountered by early-stage companies, including limited capital, delays in product development, possible marketing and sales obstacles and delays, inability to gain customer and merchant acceptance or inability to achieve significant distribution of our products and services to customers. The Company cannot be certain that it will successfully address these risks. Its failure to address any of these risks could have a material adverse effect on its business.

THE REPORT OF OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM CONTAINS AN EXPLANATORY PARAGRAPH THAT EXPRESSES SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

The report of our independent registered public accounting firm with respect to our financial statements as of December 31, 2018 and for the year then ended indicates that our financial statements have been prepared assuming that we will continue as a going concern. The report states that, he Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Our plans in regard to these matters are described in Note 2 to our audited financial statements as of December 31, 2018 and 2017 and for the years then ended.

WE COMPETE WITH A NUMBER OF NUMISMATIC COMPANIES AND FACE INCREASED COMPETITION FROM SUCH COMPANIES.

In the coins and other collectibles business, we will compete with a number of comparably sized and smaller firms, as well as a number of larger firms throughout the United States. Our primary competitors are American Numismatic Rarities, a comparably-sized coin auctioneer. Many of our competitors have the ability to attract customers as a result of their reputation and the quality collectibles they obtain through their industry connections. Additionally, other reputable companies that sell rare coins and other collectibles may decide to enter our markets to compete with us. These companies have greater name recognition and have greater financial and marketing resources than we do. If these auction companies are successful in entering the specialized market for premium collectibles in which we participate or if dealers and sellers participate less in our auctions, we may attract fewer buyers and our revenue could decrease.

MARKET PRICE FLUCTUATION OF THE COIN MARKET MAY AFFECT INTEREST IN OUR PRODUCTS, SERVICES AND PROFITABILITY

The profitability of our operations is directly related to the market price of metals and the numismatic coin market. The market prices of metals and the numismatic coin market fluctuate significantly and are affected by a number of factors beyond our control, including, but not limited to, the rate of inflation, the exchange rate of the dollar to other currencies, interest rates, global economic and political conditions, and the collector’s market. Price fluctuations in the metals and numismatic market from the conception of a potential target to the conclusion of operations can significantly affect profitability. We may begin one or more operations at a time when the price of metals or numismatic coins make operations economically feasible and subsequently incur losses due to market decreases. Adverse fluctuations in the metals or numismatic market may force us to curtail or cease our business operations.

CHANGES IN APPLE APP STORE AND GOOGLE PLAY STORE POLICIES COULD RESULT IN OUR MOBILE APPLICATIONS BEING DE-LISTED. IN ADDITION, OUR THIRD PARTY SERVICE PROVIDERS MAY DECLINE TO PROVIDE SERVICES DUE TO THEIR POLICIES, OR CEASE TO PROVIDE SERVICES PREVIOUSLY PROVIDED TO US DUE TO A CHANGE OF POLICY. IN ADDITION TO CHALLENGES WE FACE WITH RESPECT TO COMPLIANCE WITH THE APPLE APP STORE AND GOOGLE PLAY STORE GUIDELINES.

The company’s application was developed for the numismatic industry as, what we believe is the world’s first banknote recognition scanner. Any user with a smartphone can simply snap and submit a picture of any banknote and they are quickly greeted with information about the note, such as its reference number, the value of the note, which entity it was issued by, the country of origin, and the exact printing company which printed the note. If this application is removed from the apple app store or the google play store, the company would lose the technology side of the business. The company would still be a numismatic company, but would not have any technology associated with the company.

Failure to attract clients could greatly harm our ability to generate revenue.

Our ability to generate revenue is dependent on the continued growth of our sales and technology application. If we are unable to continue to grow our network or bring new clients to our network, our ability to generate revenue would be greatly compromised. There is no guarantee that individuals and businesses will want to join our platform, or that we will be able to generate revenue from the existing clients of the Company.

The value of our inventory is subject to volatility in the price of gold and any other precious metal The Company has two types of inventory -- paper money and coin currency. The majority of coins are made of either silver, gold, nickel, platinum, etc. Should the price of these metals decline, we would experience a decline in the value of our inventory.

Our operations will be significantly affected by changes in the market price of gold, silver, other precious metals and the valuation of currencies. The prices of these metals and currencies fluctuate widely and are affected by numerous factors, all of which are beyond our control. Some of these factors include the sale or purchase of gold by central banks and financial institutions; interest rates; currency exchange rates; inflation or deflation; fluctuation in the value of the United States dollar and other currencies; speculation; global and regional supply and demand, including investment, industrial and jewelry demand; and the political and economic conditions of major gold or other mineral producing countries throughout the world, such as Russia and South Africa. The price of gold or other minerals have fluctuated widely in recent years, and a decline in the price of gold could cause a significant decrease in the value of our properties, limit our ability to raise money, and render continued exploration and development of our properties impracticable. If that happens, then we could lose our rights to our properties and be compelled to sell some or all of these rights. Additionally, the future development of our properties beyond the exploration stage is heavily dependent upon the level of gold prices remaining sufficiently high to make the development of our properties economically viable. You may lose your investment if the price of gold decreases. The greater the decrease in the price of gold, the more likely it is to have a material adverse impact on our business.

WE ARE REQUIRED TO COMPLY WITH A WIDE VARIETY OF LAWS AND REGULATIONS, AND ARE SUBJECT TO REGULATION BY VARIOUS FEDERAL, STATE AND FOREIGN AGENCIES.

We are subject to various local, state, federal, foreign and transnational laws and regulations, particularly those relating to the importation and exportation of coins and paper money, tariffs and trade barriers, taxation, exchange controls, current good manufacturing practices, health and safety and our business practices in the U.S. and abroad, such as anti-corruption and anti-competition laws, and, in the future, any changes to such laws and regulations could adversely affect us. Any noncompliance by us with applicable laws and regulations or the failure to maintain, renew or obtain necessary permits and licenses could result in criminal, civil and administrative penalties and could have an adverse effect on our results of operations.

WE ARE SUBJECT TO A VARIETY OF LITIGATION THAT COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

The improper handling of coins and paper money or accidents involving the transportation of such materials could subject us to liability. In addition, our reputation could be adversely affected by negative publicity surrounding such events regardless of whether or not claims against us are successful. Defending against such claims may divert our management’s attention, may be expensive, and may require that we pay damage awards or settlements or become subject to equitable remedies that could adversely affect our financial condition and results of operations. A successful claim brought against us in excess of available insurance or not covered by insurance or indemnification agreements, or any claim that results in significant adverse publicity against us, could have a material adverse effect on our business and our reputation. Furthermore, the outcome of litigation is inherently uncertain.

Risks and Uncertainties Associated with Our Expansion Into and Our Operations Outside of the United States May Adversely Affect Our Results of Operations, Cash Flow, Liquidity or Financial Condition

These challenges include: (1) compliance with complex and changing laws, regulations and policies of governments that may impact our operations, such as foreign ownership restrictions, import and export controls, tariffs, and trade restrictions; (2) compliance with U.S. and foreign laws that affect the activities of companies abroad, such as anti-corruption laws, competition laws, currency regulations, and laws affecting dealings with certain nations; (3) the difficulties involved in managing an organization doing business in many different countries; (4) rapid changes in government policy, acts of terrorism, or the threat of international boycotts or U.S. anti-boycott legislation; and (5) currency exchange rate fluctuations.

Fluctuations in Foreign Currency Exchange Rates May Adversely Affect Our Results of Operations, Cash Flow, Liquidity or Financial Condition.

As a numismatic company, the value of the inventory is not only tied to the price of a metal, but the actual numismatic piece. Since the company has banknotes and coins from around the world, if the price of a foreign currency declines, the value of the inventory may decline as well. In addition, since the Company is able to procure items at discounted rates from the Meso region, if the exchange rates change, the company may be unable to acquire inventory at such discounted costs.

We may become subject to legal proceedings that could have a material adverse impact on our financial position and results of operations.

From time to time and in the ordinary course of our business, we may become involved in various legal proceedings. All such legal proceedings are inherently unpredictable and, regardless of the merits of the claims, litigation may be expensive, time-consuming and disruptive to our operations and distracting to management. If resolved against us, such legal proceedings could result in excessive verdicts, injunctive relief or other equitable relief that may affect how we operate our business. Similarly, if we settle such legal proceedings, it may affect how we operate our business. Future court decisions, alternative dispute resolution awards, business expansion or legislative activity may increase our exposure to litigation and regulatory investigations. In some cases, substantial noneconomic remedies or punitive damages may be sought. Although we maintain liability insurance coverage, there can be no assurance that such coverage will cover any particular verdict, judgment or settlement that may be entered against us, that such coverage will prove to be adequate or that such coverage will continue to remain available on acceptable terms, if at all. If we incur liability that exceeds our insurance coverage or that is not within the scope of the coverage in legal proceedings brought against us, it could have an adverse effect on our business, financial condition and results of operations.

●	Certification, licensing or regulatory requirements;

●	Unexpected changes in regulatory requirements;

●	Changes to or reduced protection of intellectual property rights in some countries.

We intend to continue strategic business acquisitions and other combinations, which are subject to inherent risks.

In order to expand our solutions, services, and grow our market and client base, we may continue to seek and complete strategic business acquisitions and other combinations that we believe are complementary to our business. Acquisitions have inherent risks which may have a material adverse effect on our business, financial condition, operating results or prospects, including, but not limited to: 1) failure to successfully integrate the business and financial operations, services, intellectual property, solutions or personnel of an acquired business and to maintain uniform standard controls, policies and procedures; 2) diversion of management’s attention from other business concerns; 3) entry into markets in which we have little or no direct prior experience; 4) failure to achieve projected synergies and performance targets; 5) loss of clients or key personnel; 6) incurrence of debt or assumption of known and unknown liabilities; 7) write-off of software development costs, goodwill, client lists and amortization of expenses related to intangible assets; 8) dilutive issuances of equity securities; and, 9) accounting deficiencies that could arise in connection with, or as a result of, the acquisition of an acquired company, including issues related to internal control over financial reporting and the time and cost associated with remedying such deficiencies. If we fail to successfully integrate acquired businesses or fail to implement our business strategies with respect to these acquisitions, we may not be able to achieve projected results or support the amount of consideration paid for such acquired businesses.

Volatility and disruption resulting from global economic conditions could negatively affect our business, results of operations and financial condition.

Although certain indices and economic data have shown signs of stabilization in the United States and certain global markets, there can be no assurance that these improvements will be broad-based or sustainable, nor is it clear how, if at all, they will affect the markets relevant to us. As a result, our operating results may be impacted by the health of the global economy. Volatility and disruption in global capital and credit markets may lead to slowdowns or declines in client spending which could adversely affect our business and financial performance. Our business and financial performance, including new business bookings and collection of our accounts receivable, may be adversely affected by current and future economic conditions (including a reduction in the availability of credit, higher energy costs, rising interest rates, financial market volatility and lower than expected economic growth) that cause a slowdown or decline in client spending. Reduced purchases by our clients or changes in payment terms could adversely affect our revenue growth and cause a decrease in our cash flow from operations. Bankruptcies or similar events affecting clients may cause us to incur bad debt expense at levels higher than historically experienced. Further, volatility and disruption in global financial markets may also limit our ability to access the capital markets at a time when we would like, or need, to raise capital, which could have an impact on our ability to react to changing economic and business conditions. Accordingly, if global financial and economic volatility continues or worsens, our business, results of operations and financial condition could be materially and adversely affected.

If we are unable to manage our growth in the new markets in which we offer solutions or services, our business and financial results could suffer.

Our future financial results will depend in part on our ability to profitably manage our business in the new markets that we enter. Difficulties in managing future growth in new markets could have a significant negative impact on our business, financial condition and results of operations.

We rely heavily on our management, and the loss of their services could adversely affect our business.

Our success is highly dependent upon the continued services of our Chief Executive Officer, Melvin Pereira. The loss of Mr. Pereira’s services would have a material adverse effect on the Company and its business operations.

WE MAY NOT BE ABLE TO IMPLEMENT OUR GROWTH AND MARKETING STRATEGY SUCCESSFULLY OR ON A TIMELY BASIS OR AT ALL.

Our future success depends, in large part, on our ability to implement our growth strategy of expanding distribution and sales of our product portfolio, attracting new consumers and introducing new product lines and product extensions.

Our sales and operating results will be adversely affected if we fail to implement our growth strategy or if we invest resources in a growth strategy that ultimately proves unsuccessful.

Risks Related to Our Common Stock

If our ability to register our Common Stock is limited, your ability to sell such shares may be subject to substantial restrictions, and you may be required to hold such shares for a period of time prior to sale, in which case you could suffer a substantial loss on such shares.

If our ability to register the resale of shares of our Common Stock is limited, you may not be able to sell your Common shares. There will be substantial restrictions on your ability to transfer any shares which are not registered for resale, and you may be required to hold the shares for some period of time.

OUR STOCK PRICE MAY BE VOLATILE OR MAY DECLINE REGARDLESS OF OUR OPERATING PERFORMANCE, AND YOU MAY LOSE PART OR ALL OF YOUR INVESTMENT.

The market price of our common stock may fluctuate widely in response to various factors, some of which are beyond our control, including:

●	market conditions or trends in the dietary supplement industry or in the economy as a whole;

●	actions by competitors;

●	actual or anticipated growth rates relative to our competitors;

●	the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;

●	economic, legal and regulatory factors unrelated to our performance;

●	any future guidance we may provide to the public, any changes in such guidance or any difference between our guidance and actual results;

●	changes in financial estimates or recommendations by any securities analysts who follow our common stock;

●	speculation by the press or investment community regarding our business;

●	litigation;

●	changes in key personnel; and

●	future sales of our common stock by our officers, directors and significant shareholders.

In addition, the stock markets, including the over-the-counter markets where we are quoted, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These broad market fluctuations may materially affect our stock price, regardless of our operating results. Furthermore, the market for our common stock historically has been limited and we cannot assure you that a larger market will ever be developed or maintained. The price at which investors purchase shares of our common stock may not be indicative of the price that will prevail in the trading market. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price. As a result, these factors may make it more difficult or impossible for you to sell our common stock for a positive return on your investment. In the past, shareholders have instituted securities class action litigation following periods of market volatility. If we were involved in securities litigation, we could incur substantial costs and our resources and the attention of management could be diverted from our business.

FUTURE SALES OF SHARES OF OUR COMMON STOCK, OR THE PERCEPTION IN THE PUBLIC MARKETS THAT THESE SALES MAY OCCUR, MAY DEPRESS OUR STOCK PRICE.

The market price of our common stock could decline significantly as a result of sales of a large number of shares of our common stock. In addition, if our significant shareholders sell a large number of shares, or if we issue a large number of shares, the market price of our stock could decline. Any issuance of additional common stock by us in the future, or warrants or options to purchase our common stock, if exercised, would result in dilution to our existing shareholders. Such issuances could be made at a price that reflects a discount or a premium to the then-current trading price of our common stock. Moreover, the perception in the public market that shareholders might sell shares of our stock or that we could make a significant issuance of additional common stock in the future could depress the market for our shares. These sales, or the perception that these sales might occur, could depress the market price of our common stock or make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

We have issued shares of common stock, options and convertible notes which are convertible into shares of our common stock in connection with our private placements and certain employment, director and consultant agreements. In addition, we issued shares of our common stock and convertible notes which are convertible into shares of our common stock, in financing transactions and pursuant to employment agreements that are deemed to be “restricted securities,” as that term is defined in Rule 144 promulgated under the Securities Act. From time to time, certain of our shareholders may be eligible to sell all or some of their restricted shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, subject to certain limitations. The resale pursuant to Rule 144 of shares acquired from us in private transactions could cause our stock price to decline significantly.

“PENNY STOCK” RULES MAY MAKE BUYING OR SELLING OUR COMMON STOCK DIFFICULT.

If the market price for our common stock is below $5.00 per share, trading in our common stock may be subject to the “penny stock” rules. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules would require that any broker-dealer that would recommend our common stock to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations would require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market price and liquidity of our common stock.

POTENTIAL FUTURE FINANCINGS MAY DILUTE THE HOLDINGS OF OUR CURRENT SHAREHOLDERS.

In order to provide capital for the operation of our business, in the future we may enter into financing arrangements. These arrangements may involve the issuance of new shares of common stock, preferred stock that is convertible into common stock, debt securities that are convertible into common stock or warrants for the purchase of common stock. Any of these items could result in a material increase in the number of shares of common stock outstanding, which would in turn result in a dilution of the ownership interests of existing common shareholders. In addition, these new securities could contain provisions, such as priorities on distributions and voting rights, which could affect the value of our existing common stock.

WE CURRENTLY DO NOT INTEND TO PAY DIVIDENDS ON OUR COMMON STOCK. AS A RESULT, YOUR ONLY OPPORTUNITY TO ACHIEVE A RETURN ON YOUR INVESTMENT IS IF THE PRICE OF OUR COMMON STOCK APPRECIATES.

We currently do not expect to declare or pay dividends on our common stock. In addition, in the future we may enter into agreements that prohibit or restrict our ability to declare or pay dividends on our common stock. As a result, your only opportunity to achieve a return on your investment will be if the market price of our common stock appreciates and you sell your shares at a profit.

YOU MAY EXPERIENCE DILUTION OF YOUR OWNERSHIP INTEREST DUE TO THE FUTURE ISSUANCE OF ADDITIONAL SHARES OF OUR COMMON STOCK.

We are in a capital intensive business and we do not have sufficient funds to finance the growth of or to support our projected capital expenditures. As a result, we will require additional funds from future equity or debt financings, including tax equity financing transactions or sales of preferred shares or convertible debt, to complete the development of new projects and pay the general and administrative costs of our business. We may in the future issue our previously authorized and unissued securities, resulting in the dilution of the ownership interests of holders of our common stock. We are currently authorized to issue 6,500,000,000 shares of common stock. The potential issuance of such additional shares of common stock or preferred stock or convertible debt may create downward pressure on the trading price of our common stock. We may also issue additional shares of common stock or other securities that are convertible into or exercisable for common stock in future public offerings or private placements for capital raising purposes or for other business purposes. The future issuance of a substantial number of common shares into the public market, or the perception that such issuance could occur, could adversely affect the prevailing market price of our common shares. A decline in the price of our common shares could make it more difficult to raise funds through future offerings of our common shares or securities convertible into common shares.

WE HAVE A SIGNIFICANT NUMBER OF SHARES OF OUR COMMON STOCK ISSUABLE UPON CONVERSION OF CERTAIN OUTSTANDING OPTIONS, WARRANTS AND CONVERTIBLE NOTES, AND THE ISSUANCE OF SUCH SHARES UPON EXERCISE OR CONVERSION WILL HAVE A SIGNIFICANT DILUTIVE IMPACT ON OUR STOCKHOLDERS. SALES OF A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK FOLLOWING THE EXPIRATION OF LOCK-UPS MAY ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK AND THE ISSUANCE OF ADDITIONAL SHARES WILL DILUTE ALL OTHER STOCKHOLDERS.

As of April 16, 2019, the Company does not have any options outstanding. As of April 16, 2019, there are 2,000,000 shares of Common Stock issuable upon conversion of our convertible notes and 5,079,004 shares of Common Stock issuable upon conversion of our outstanding shares of Series BB Convertible Preferred Stock.

In addition, our articles of incorporation, as amended, permits the issuance of up to 6,500,000,000 million shares of Common Stock. Thus, we have the ability to issue substantial amounts of Common Stock in the future, which would dilute the percentage ownership held by stockholders.

FUTURE ISSUANCE OF OUR COMMON STOCK, PREFERRED STOCK, OPTIONS AND WARRANTS COULD DILUTE THE INTERESTS OF EXISTING STOCKHOLDERS.

We may issue additional shares of our common stock, preferred stock, options and warrants in the future. The issuance of a substantial amount of common stock, options and warrants could have the effect of substantially diluting the interests of our current stockholders. In addition, the sale of a substantial amount of common stock or preferred stock in the public market, or the exercise of a substantial number of warrants and options either in the initial issuance or in a subsequent resale by the target company in an acquisition which received such common stock as consideration or by investors who acquired such common stock in a private placement could have an adverse effect on the market price of our common stock.

OUR EXECUTIVE OFFICERS AND DIRECTORS, INCLUDING OUR EXECUTIVE CHAIRMAN MR. PERRIERA AND HIS AFFILIATES, POSSESS SIGNIFICANT VOTING POWER WITH RESPECT TO OUR COMMON STOCK, WHICH WILL LIMIT YOUR INFLUENCE ON CORPORATE MATTERS.

As of April 16, 2019, our directors and executive officers collectively beneficially own approximately 100% of the Preferred AA Shares. As of April 16, 2019, our directors and executive officers collectively beneficially own approximately 6% of the Preferred BB shares voting equity of the Company. Collectively, our directors and executive officers own approximately 99.95% of the voting equity of the Company.

As a result, our insiders have the ability to significantly influence our management and affairs through the election and removal of our Board and all other matters requiring stockholder approval, including any future merger, consolidation or sale of all or substantially all of our assets. This concentrated voting power could discourage others from initiating any potential merger, takeover or other change-of-control transaction that may otherwise be beneficial to our stockholders. Furthermore, this concentrated control will limit the practical effect of your influence over our business and affairs, through any stockholder vote or otherwise. Any of these effects could depress the price of our common stock.

OUR ARTICLES OF INCORPORATION GRANTS OUR BOARD THE POWER TO ISSUE ADDITIONAL SHARES OF COMMON AND PREFERRED SHARES AND TO DESIGNATE OTHER CLASSES OF PREFERRED SHARES, ALL WITHOUT STOCKHOLDER APPROVAL.

Our authorized capital consists of 6,500,000,000 shares of common stock and 11,000,000 shares are authorized as preferred stock. Our Board, without any action by our stockholders, may designate and issue shares of preferred stock in such series as it deems appropriate and establish the rights, preferences and privileges of such shares, including dividends, liquidation and voting rights, provided it is consistent with Delaware law.

The rights of holders of our preferred stock that may be issued could be superior to the rights of holders of our shares of common stock. The designation and issuance of shares of capital stock having preferential rights could adversely affect other rights appurtenant to shares of our common stock. Furthermore, any issuances of additional stock (common or preferred) will dilute the percentage of ownership interest of then-current holders of our capital stock and may dilute our book value per share.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

This information is not required for smaller reporting companies.

ITEM 2.	PROPERTIES

We maintain our current principal office at 3265 Johnson Avenue, Suite 213, Riverdale, NY 10463. Our telephone number at this office is (800) 889-9509. This is a shared workspace, owned by a shareholder of the Company, of approximately 200 sq. ft. that the Company is not required to pay for.

ITEM 3.	LEGAL PROCEEDINGS

Other than described below, to the Company’s knowledge, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or of our Company’s or our Company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

On May 12, 2015, the Company issued a convertible promissory Note (the “Note”) in the principal amount of $25,000 to Tarpon Bay Partners, LLC (“Tarpon Bay”), whose principal at the time, is now known as a “Bad Actor” under SEC rules. On or about January 23, 2017, Tarpon Bay elected to convert principal and interest under the Note into shares of the Company’s common stock. On or about June 6, 2017 the Note was assigned to J.P. Carey Enterprises, Inc. (“J.P.”). On or about June 7, 2017, J.P. elected to convert principal and interest under the Note into shares of the Company’s common stock. Joseph Canouse, a principal at J.P. initiated a lawsuit against the Company in Fulton County Court, in Georgia for, amongst other things, breach of contract. A default judgment was entered into against the Company for failure to response to these claims. The court then issued an Order of Judgement against the Company in the amount of $282,500 which was recorded in accounts payable as of December 31, 2017. The Company appealed the Courts’ decision and in November 2018, while the Court of Appeals affirmed liability under the judgment, the Court of Appeals vacated the award of the entire judgment amount and remanded the case back to the trial court with instructions.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information.

Our common stock is qualified for quotation on the OTC Markets-OTCPink under the symbol “MSSV” and has been quoted on the OTCPINK since October 16, 2018. Previously, our common stock was quoted on the OTC Markets-OTC Pink Current-OTCPink, under the symbol “PNOW.” There currently is no liquid trading market for our common stock. There can be no assurance that a significant active trading market in our common stock will develop, or if such a market develops, that it will be sustained.

The ability of individual stockholders to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer’s securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, we have no plans to register our securities in any particular state. Further, our shares may be subject to the provisions of Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the “penny stock” rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

Holders

As of April 16, 2019, we had 142 shareholders of common stock per transfer agent’s shareholder list.

Dividends

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying any dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the growth of the Registrant’s business.

Equity Compensation Plan Information

The Company does not currently have an equity compensation plan in place.

Recent Sales of Unregistered Securities

During the year ended December 31, 2018, we issued securities that were not registered under the Securities Act, and were not previously disclosed in a Current Report on Form 8-K as listed below. Except where noted, all of the securities discussed in this Item 5 were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

1.	On January 18th, 2016, Company entered into a $38,000 Promissory Note Agreement with Ajene Watson LLC., for the purpose of funding the Company’s Debt Repurchase Program. The promissory note agreement bears interest at eight (8%) percent and has a one (1) year maturity date. The note may be repaid in whole or in part any time prior to maturity. There are no common shares issuable upon the execution of this promissory note.

a.	The agreement was entered into pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder;

b.	The transaction was unregistered;

c.	The transaction was executed via a private agreement and not a public offering;

d.	The Issuer received no additional proceeds;

e.	The Promissory Note Agreement is not publicly traded;

f.	The Promissory Note Agreement and any converted shares issued under this agreement contain the appropriate restrictive legend.

During the fourth quarter of 2017, the Company settled the aggregate unpaid balance by authorizing the issuance of 62,094 Series BB Preferred Shares.

2.	On January 21st, 2016, as part of a capital commitment of $632,100, the Company entered into a $45,465 Convertible Debenture with Union Capital, LLC, for the purpose of funding the Company’s Debt Repurchase Program and providing other operating capital. The promissory note agreement bears interest at eight (8%) percent, has a one (1) year maturity date. The note may be repaid in whole or in part any time prior to maturity. There are no common shares issuable upon the execution of this promissory note.

a.	The agreement was entered into pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder;

b.	The transaction was unregistered

c.	The transaction was executed via a private agreement and not a public offering;

d.	The agreement called for conversion, at the investor’s sole discretion, into common shares at a variable conversion price;

e.	The Issuer received no additional proceeds;

f.	The Promissory Note Agreement is not publicly traded;

g.	The Promissory Note Agreement and any converted shares issued under this agreement contain the appropriate restrictive legend.

It should be further noted that on the same date, both the Company and Union Capital, LLC entered into two corresponding notes of an equal amount of $45,465.

a.	The note issued by the Company is a Convertible Debenture which matures on January 21st, 2017. The note does not require the Company to establish any reserve shares until the note matures.

b.	Union Capital, LLC issued the Company a note in lieu of cash, with the implicit requirement for Union Capital, LLC to fund the Company in the expressed amount on January 21st, 2017, provided certain events of cancelation were not triggered. If at any time the cancelation triggers in this note become effective, the Company’s Note automatically becomes canceled and void.

3.

On January 22, 2018, the Company issued 3,073 Preferred Series BB shares to qualifying shareholders as part of the Preferred BB Share dividend program. Each holder of outstanding shares of Series BB Preferred Stock shall be entitled to convert any or all of their shares of Series BB Preferred Stock after a minimum of six (6) months has elapsed from the issuance of the preferred stock to the holder. Each share of Series BB Preferred Stock shall represent .035% of the Company’s outstanding shares at any point in time in the future when converted the holder. The Series BB Preferred Stock has no voting rights until the Holder redeems the preferred stock into the Company’s common stock. The Series BB Preferred Stock shall not be adjusted by the Company. These shares were valued at the date of the agreement using the share price of $0.10 per OTC Markets on that date.

4.	During February 2018, the Company issued 20,212 Preferred Series BB shares pertaining to the debt settlement entered into in December 2017. These shares were valued at the date of the agreement using the share price of $0.10 per OTC Markets on that date.

5.	On February 20, 2018, the Company issued 324,554 shares of common stock in conversion of $16,228 convertible notes payable at conversion price of $0.00005. These shares were valued at the date of the agreement using the share price of $0.10 per OTC Markets on that date.

6.

On April 27, 2018, the company issued 11,564 Preferred BB Shares to qualifying shareholders as part of the Preferred BB Share dividend program. Each holder of outstanding shares of Series BB Preferred Stock shall be entitled to convert any or all of their shares of Series BB Preferred Stock after a minimum of six (6) months has elapsed from the issuance of the preferred stock to the holder. Each share of Series BB Preferred Stock shall represent .035% of the Company’s outstanding shares at any point in time in the future when converted by the holder. The Series BB Preferred Stock has no voting rights until the Holder redeems the preferred stock into the Company’s common stock. The Series BB Preferred Stock shall not be adjusted by the Company. These shares were valued at the date of the agreement using the share price of $0.20 per OTC Markets on that date.

7.

On June 11, 2018, the company issued 384 Preferred BB Shares to qualifying shareholders as part of the Preferred BB Share dividend program. Each holder of outstanding shares of Series BB Preferred Stock shall be entitled to convert any or all of their shares of Series BB Preferred Stock after a minimum of six (6) months has elapsed from the issuance of the preferred stock to the holder. Each share of Series BB Preferred Stock shall represent .035% of the Company’s outstanding shares at any point in time in the future when converted by the holder. The Series BB Preferred Stock has no voting rights until the Holder redeems the preferred stock into the Company’s common stock. The Series BB Preferred Stock shall not be adjusted by the Company.

8.

On October 11, 2018, the company issued 19,209 Preferred BB Shares to qualifying shareholders as part of the Common Stock incentive program that occurred during 2017. Each holder of outstanding shares of Series BB Preferred Stock shall be entitled to convert any or all of their shares of Series BB Preferred Stock after a minimum of six (6) months have elapsed from the issuance of the preferred stock to the holder. The Series BB Preferred Stock has no voting rights until the Holder redeems the preferred stock into the Company’s common stock. The Series BB Preferred Stock shall not be adjusted by the Company. These shares were valued on the date of the agreement, using the share price of $0.09 per OTC Markets on that date.

9.	On November 2, 2018, the company issued 2,449 shares of Common Stock in conversion of 258 shares of Series BB Preferred Stock. The shares were valued on the date of conversion, using the share price of $0.09 per OTC Markets on that date.

10.	On November 6, 2018, the company issued 1,045 shares of Common Stock in conversion of 110 shares of Series BB Preferred Stock. The shares were valued on the date of conversion, using the share price of $0.04405 per OTC Markets on that date.

11.	On November 21, 2018, the Company issued 393,698 shares of common stock in conversion of $7,480 convertible notes payable at conversion price of $0.019.

12.	On December 12, 2018, the Company issued 436,142 shares of common stock in conversion of $6,542 convertible notes payable at conversion price of $0.015.

ITEM 6.	SELECTED FINANCIAL DATA

We are not required to provide the information required by this item because we are a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following is a discussion by management of its view of the Company’s business, financial condition, and corporate performance for the past year. The purpose of this information is to give management’s recap of the past year, and to give an understanding of management’s current outlook for the near future. This section is meant to be read in conjunction with the Financial Statements of this Annual Report on Form 10-K.

Overview

We intend for this discussion to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements.

The Company was originally founded in 1999 as Spectrum Ventures LLC, a private company, registered in Tacoma, WA, for the purpose of developing, marketing and selling voice over IP products and services. In 2002, the Company changed its name to Nxtech Wireless Cable Systems, Inc. In August 2007, the Company changed its name to Oriens Travel & Hotel Management Corp. In November 2014, the Company changed its name to Pure Hospitality Solutions, Inc. During 2014, the Board of Directors of the Company deemed it in the best interests of the Company and its shareholders to switch directions and become involved in the business of numismatics, specifically the collection and ultimately the sale of coins, paper currency, bullion and medals.

Meso Numismatics, Inc., has established a growing numismatics operation Meso Numismatics focuses on the Central American Caribbean region with a concentration of products surrounding Mesoamerica (Mexico to Panama).

Having locations in Costa Rica and Florida for the purposes of conveniently shipping products, the Company has the ability to export its inventory of coins, paper currency, bullion and medals from Costa Rica, to be sold in the U.S. and around the world. Likewise, the Company also imports such products back to Costa Rica, to be sold throughout the local markets.

The Company adheres to strict processes related to acquisition and sale of its products. It begins by selecting the best inventory, be it a rare coin from Latin America, or a banknote with an error from the United States. All inventory is carefully screened by management, then sent to be graded by the proper grading authority. For all coins, medals and bullion, the Company’s inventory is sent to the Numismatic Guaranty Company for authentication and grading. For all banknotes, the Company utilizes the services of Paper Money Guaranty, LLC for authentication and grading, both Florida-based companies. Once graded, the inventory is sent to the Company’s Florida-based location prior to being sent to one of the Company’s many customers around the world.

We maintain an online store with eBay (www.mesocoins.com) and participate in live auctions with major companies such as Heritage Auctions, Stacks Bowers Auctions, Lyn Knight Auctions and Sedwick Coins for the sale of its coins, paper currency, bullion and medals. The Company also launched a new application technology available on the Google Play Store, as well as the Apple App Store. The Application is a banknote scanner which instantly identifies key characteristics of a banknote. This includes the catalog reference number of the note, the value, which entity it was issued by, the country of origin and the printer that printed the note. A picture of each note from our database of more than 61,000 banknotes from a combined 750 countries and regions will also be included with the information. For the numismatic industry in particular, this application eliminates the need for reference books, as well as the hours of time it takes to reference all the information about banknotes. With a simple snap of a picture, information is provided to the end-user almost instantaneously.

Meso continues to acquire rare inventory at market rates, from throughout the Meso Region (including Central America and the Caribbean). The inventory is then sent for authentication and grading, followed by said items being sold throughout Meso’s sales outlets. This includes an eBay store with up to, but not limited to, $50,000 in items for sale at any one time. For some of the Company’s rarer inventory, items are sent to major auction houses around the world for sale.

Results of Operations

Below is a summary of the results of operations for the years ended December 31, 2018 and 2017.

	For the Years Ended December 31,
	2018	2017	$ Change	% Change
Revenue	$50,116	$29,241	$20,875	71.39%
Cost of revenue	15,035	4,810	10,225	212.58%
Gross profit	35,081	24,431	10,650	43.59%

Operating expenses
Advertising & marketing	5,727	2,719	3,008	110.63%
Professional fees	126,706	358,696	(231,990)	-64.68%
Officer compensation	45,346	64,679	(19,333)	-29.89%
Rent	200	-	200	-100.00%
Investor relations	15,936	7,000	8,936	127.66%
General & administrative	96,359	91,979	4,380	4.76%
Total operating expenses	290,274	525,073	(234,799)	-44.72%

Other income (expense)
Interest expense	(528,398)	(383,656)	(144,742)	37.73%
Gain (loss) on debt settlement	(3,292)	106,664	(109,956)	-103.09%
Derivative financial instruments	(1,270,683)	398,401	(1,669,084)	-418.95%
Other income (expense)	-	2,226	(2,226)	100.00%
Net income (loss)	$(2,057,566)	$(377,007)	$(1,680,559)	445.76%

Results of Operations for the Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

The relationship between gross profit and revenue is affected by the grade assigned to each coin or banknote. Once an item has been acquired it is sent for grading and authentication. Grading is the process of determining the grade or condition of the coin and banknote, which is the key factor in determining its value. Management carefully evaluates the grades assigned to each piece of merchandise and then decides which items will be sold through its eBay store, which items will be sold at live auction and which items will be traded for other items. Grade assigned will ultimately determine the sales price and gross profit the company will record when the items are sold.

Gross profit

Prior to the acquisition of Meso Numismatics, Pure Hospitality Solutions, Inc. had no revenue. Revenue for the year ended December 31, 2017 included only six months of revenue starting with June 30, 2017 when the companies first came under common control. Revenue from the sale of coins, metals and paper money for the year ended December 31, 2018 was $50,116 compared to $29,241 of revenue for the same period in 2017. As a result of the grading process, which is the key factor in determining value and ultimately gross profit on the sale of products the company generated a 70% gross profit of $35,081 for the year ended December 31, 2018 compared to a 84% gross profit of $24,431 for the same period in 2017. The key reason for the 14% decrease in gross profit was a result of the grade of the products sold.

Operating expenses

Operating expenses decreased by 55% in the amount of $290,078 for the year ended December 31, 2018, compared to the same period in 2017, listed below are the major changes to operating expenses:

Professional fees decreased by $231,990 for the year ended December 31, 2018, compared to the same period in 2017, primarily due to an Order of Judgement in the Canouse Lawsuit in the amount of $282,500 in 2017.

Officer compensation decreased by $19,333 for the year ended December 31, 2018, compared to the same period in 2017, primarily due to amounts paid to Melvin Pereira, CEO of Meso Numismatics.

Investor relations expenses increased by $8,936 for the year ended December 31, 2018, compared to the same period in 2017, primarily due to amounts associated with filings.

General and administrative expenses decreased by $50,898 for the year ended December 31, 2018, compared to the same period in 2017, primarily due to expenses relating to the merger during 2017.

Other income (expense)

Other income (expense) increased by $1,611,762 for the year ended December 31, 2018, compared to the same period in 2017, primarily as a result of the change in fair market value of the convertible notes in 2018 along with increase of unamortized discount on debt.

Liquidity and Capital Resources

Since inception, the Company has financed its operations through private placements and convertible notes. The following is a summary of the cash and cash equivalents as of December 31, 2018 and 2017.

	As of December 31,
	2018	2017	$ Change	% Change
Cash and cash equivalents	$30,834	$7,750	$23,084	297.86%

To fund basic operations for the next twelve months, the Company projects a need for $750,000 that will have to be raised through debt or equity. In addition to the estimated $300,000 for operating expenses the Company is budgeting $180,000 for advertising and marketing and $90,000 for new technology. To attract more customers to Meso Numismatics, the Company plans on hiring an advertising firm and placing more ads on sites such as NGC and PMG. Along with the advertising program the Company plans on investing in upgrading and expanding the Meso App. To continue expanding sales the Company plans to invest $90,000 to acquire additional inventory along with exploring possible acquisitions, which the Company estimates it will need approximately $100,000.

Summary of Cash Flows

Below is a summary of the Company’s cash flows for the years ended December 31, 2018 and 2017.

	For the Years Ended December 31,
	2018	2017
Net cash used in operating activities	$(244,640)	$(6,116)
Net cash provided by investing activities	(4,000)	5
Net cash provided by financing activities	271,724	7,213
Net increase (decrease) in cash and cash equivalents	$23,084	$1,101

Operating activities

Net cash used in operating activities was $244,640 during the year ended December 31, 2018 and consisted of a net loss of $2,057,566, which was offset by a net change in operating assets and liabilities of $87,093 offset by non-cash items of $1,725,833. The primary non-cash items for the year ended December 31, 2018, consisted of amortization of debt discount of $449,836 and change in derivative liabilities of $1,270,683. The significant change in operating assets and liabilities was an increase of $16,746 in accounts payable and prepaid expenses.

Net cash used in operating activities was $6,116 during the year ended December 31, 2017 and consisted of a net loss of $377,007, which was offset by a net change in operating assets and liabilities of $246,020 offset by non-cash items of $616,911. Non-cash items for the year ended December 31, 2017, consisted of amortization of debt discount of $300,324 and change in derivative liabilities of $398,401 offset by loss of $81,829 on conversion of convertible debt. The significant items in the change in operating assets and liabilities was a decrease of $434,513 in accounts payable and prepaid expenses offset by gain on settlement of vendor payables of $188,497.

Investing activities

Net cash used by investing activities was $4,000 for the year ended December 31, 2018, as compared to net cash provided by investing activities of $5 during the same period in 2017. In 2017, $5 was utilized towards the acquisition of Meso Numismatics.

Financing activities

Net cash provided by financing activities was approximately $271,724 for the year ended December 31, 2018, as compared to net cash provided by financing activities of $7,213 during the same period in 2017. In 2018, $271,724 consisted of proceeds received from the issuance of convertible notes. In 2017, $57,919 consisted of proceeds received from the issuance of convertible notes offset by $50,706 paid by the Company on convertible notes.

Going Concern

The ability of the Company to continue its operations as a going concern is dependent on management’s plans, which include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.

The Company will require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives. The Company believes its current available cash along with anticipated revenues may be insufficient to meet its cash needs for the near future. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

As of December 31, 2018, the Company had no off-balance sheet arrangements.

Critical Accounting Policies

Our critical accounting policies have not materially changed during the year ended December 31, 2018. Furthermore, the preparation of our financial statements is in conformity with generally accepted accounting principles in the United States of America, or GAAP. The preparation of our financial statements requires management to make judgments and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. Our management believes that we consistently apply these judgments and estimates, and the financial statements fairly represent all periods presented. However, any differences between these judgments and estimates and actual results could have a material impact on our statements of income and financial position.

Derivative Instruments

The derivative instruments are accounted for as liabilities, the derivative instrument is initially recorded at its fair market value and is then re-valued at each reporting date, with changes in fair value recognized in operations for each reporting period. The Company uses the Binomial option pricing model to value the derivative instruments.

Stock Based Compensation

Stock based compensation costs are measured at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The Company determines the fair value of awards using the Black - Scholes valuation model.

New Accounting Pronouncements

In May 2014, ASU 2014-09 was issued related to revenue from contracts with customers. The ASU was further amended in August 2015, March 2016, April 2016, and May 2016 by ASU 2015-14, 2016-08, 2016-10 and 2016-

In August 2015, the effective date was deferred to reporting periods, including interim periods, beginning after December 31, 2017, and will be applied retrospectively. Early adoption is not permitted.

Since ASU 2014-09 was issued, several additional ASUs have been issued to clarify various elements of the guidance. These standards provide guidance on recognized revenue, including a five-step model to determine when revenue recognition is appropriate. The standard requires that an entity recognize revenue to depict the transfer of control of promised goods or services to customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Effective January 1, 2018, the Company will adopt ASU 2014-09, “Revenue from Contracts with Customers”. The results of operations for the reported periods after January 1, 2018 will be presented under this amended guidance, while prior period amounts are reported in accordance with ASC 605-Revenue Recognition.

The Company has completed its assessment of the impact of the new revenue standard on the Company’s financial position, results of operations, or cash flows and believes the new standard will not have a material impact. The Company will adopt the standard using the modified retrospective method of adoption. The Company’s revenue arises from contracts with customers in which the sale of coins is the single performance obligation under the customer contract. Accordingly, revenue will continue to be recognized at a point in time when control of the asset is transferred to the customer, which is generally consistent with the Company’s current accounting policies.

ASU 2014-09 provides presentation and disclosure requirements which are more detailed than under current GAAP.

In February 2016, FASB issued ASC 842 that requires lessees to recognize lease assets and corresponding lease liabilities on the balance sheet for all leases with terms of more than 12 months. The update, which supersedes existing lease guidance, will continue to classify leases as either finance or operating, with the classification determining the pattern of expense recognition in the income statement.

The ASU will be effective for annual and interim periods beginning January 1, 2019, with early adoption permitted, and is applicable on a modified retrospective basis with various optional practical expedients. The Company is assessing the impact of this standard.

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to December 31, 2018 through the date these financial statements were issued.

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured. The Company recognizes revenues and the related costs when persuasive evidence of an arrangement exists, delivery and acceptance has occurred, or service has been rendered, the price is fixed or determinable, and collection of the resulting receivable is reasonably assured. Amounts invoiced or collected in advance of product delivery or providing services are recorded as deferred revenue. The Company accrues for sales returns, bad debts, and other allowances based on its historical experience.

The Company acquires rare coins from Latin America at reduced costs, and then sends them to Numismatic Guaranty Company for authentication and grading. Once graded, the inventory is sent to Meso’s Florida-based location, to then be sent around the world to the Company’s many customers with sales recorded net of fees.

Use of Estimates

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The fair value of financial instruments, which include cash, accounts payable and accrued expenses and advances from related parties were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Management is of the opinion that the Company is not exposed to significant interest, currency or credit risks arising from financial instruments.

Fair value is defined as the price which would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three-tier fair value hierarchy which prioritizes the inputs used in the valuation methodologies, as follows:

Level 1 Inputs - Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 Inputs - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

Level 3 Inputs - Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

At December 31, 2018 and December 31, 2017, the carrying amounts of the Company’s financial instruments, including cash, accounts payable and accrued expenses, approximate their respective fair value due to the short-term nature of these instruments.

At December 31, 2018 and December 31, 2017, the Company does not have any assets or liabilities except for derivative liabilities required to be measured at fair value in accordance with FASB ASC Topic 820, Fair Value Measurement.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not required to provide the information required by this Item because we are a smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this Item 8 are included in this Annual Report following Item 15 hereof. As a smaller reporting company, we are not required to provide supplementary financial information.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports, filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As required by the SEC Rules 13a-15(b) and 15d-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

To address these material weaknesses, management engaged financial consultants, performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Management’s Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”) for the Company. Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. The framework used by management in making that assessment was the criteria set forth in the document entitled “2013 Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of December 31, 2018 and that material weaknesses in ICFR existed as more fully described below.

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard AS 2201, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that as of December 31, 2018 our internal controls over financial reporting were not effective at the reasonable assurance level:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the year ended December 31, 2018. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.	We have inadequate controls to ensure that information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting. Management evaluated the impact of the lack of timely communication between non–financial personnel and financial personnel on our assessment of our reporting controls and procedures and has concluded that the control deficiency represented a material weakness.

4.	Certain control procedures were unable to be verified due to performance not being sufficiently documented. As an example, some procedures requiring review of certain reports could not be verified due to there being no written documentation of such review. Management evaluated the impact of its failure to maintain proper documentation of the review process on its assessment of its reporting controls and procedures and has concluded deficiencies represented a material weakness.

5.	The Company has no formal control process related to the identification and approval of related party transactions.

We intend to continue to address these weaknesses as resources permit.

Notwithstanding the assessment that our ICFR was not effective and that there are material weaknesses as identified herein, we believe that our consolidated financial statements contained in this Annual Report fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm as we are a smaller reporting company and are not required to provide the report.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except the implementation of the controls identified above.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our current directors and executive officers and their ages as of April 10, 2019 are listed below. The number of directors is determined by the Board. All directors hold office until the next annual meeting of the board or until their successors have been duly elected and qualified. Officers are elected by the Board and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board.

Name	Current Age	Position
Melvin Pereira	53	Chairman of the Board of Directors, President, and Chief Executive Officer (Principal Executive Officer)
Martin Chuah	68	Director

Melvin Pereira, Chairman, President and Chief Executive Officer -

Mr. Pereira, age 53, has over 40 years of experience in the numismatic industry, following a 7-year career as an executive in the travel and hospitality industry. Previously, he had been involved in four companies within the travel and hospitality industry, holding positions including President, CEO, Director and Consultant.  From 2014 through 2018, Mr. Pereira was the Chief Executive Officer for Pure Hospitality Solutions, Inc., a travel and hospitality company. From 2003 to 2014, he was President of E-Network De Costa Rica, a company involved in computer technology, software development and technology consulting. He has an undergraduate degree from Colegio Seminario, Costa Rica, and a Law Degree from Universidad de Costa Rica.

In 1970 Mr. Pereira re-engaged in his passion for numismatics, when his uncle was the Executive Administrator for the Costa Rican Central Bank. Under his uncle’s mentorship, Mr. Pereira was introduced to the executives from Thomas De La Rue, the American Bank Note Company, and executives from the Guatemalan and Brazilian Central Banks. This apprenticeship under his uncle continued, leading Mr. Pereira to start increasing his own personal collection and learning the ins and the outs of the numismatic and banking industry.

Mr. Pereira has certified the largest number of coins throughout Costa Rica (since 2016), utilizing NGC and the logistics that he created, giving him a first-mover, on-the-ground presence in Central America as well as the United States. In addition, Mr. Pereira has introduced a plethora of new variety of coins to NGC, including the only First Releases ever obtained and certified from Panama and Costa Rica. Through Mr. Pereira’s relationship with PMG and NGC, he is actively working on creating new technologies to greatly benefit the numismatic industry.

Mr. Pereira was also awarded the Best Presented Set of 2018 from PMG, highlighting the immense collection of highly-graded banknotes he procured from Costa Rica.

Martin Chuah, Director

Mr. Chuah, age 68, combines over 30 years of experience in Business Management and Accounting, including a 14-year career as the Accountant and Controller for a well-known hotel destination. Previously, he was involved in three companies, holding positions including Director and Controller. From 2014 through 2018, Mr. Chuah was the Director for Pure Hospitality Solutions, Inc., a travel and hospitality company. From 2004 to 2018, he was the Accountant and Controller for the Holiday Inn Express, Calgary DT., a well-recognized hotel brand. From 1984 to 2018, he was the Director of S & M Chuah Enterprises, Ltd. a Business Management company that focused on accounting and investments. He received his Professional Level 3 Degree as a Management Accountant from The Institute of Management Accountant of England.

Family Relationships.

There are no family relationships between any of our directors or executive officers.

Involvement in Certain Legal Proceedings.

There have been no events under any bankruptcy act, any criminal proceedings and any judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of the Company during the past five years.

The board of directors acts as the Audit Committee and the board of directors has no separate committees. The Company has no qualified financial expert at this time because it has not been able to hire a qualified candidate. The Company intends to continue to search for a qualified individual for hire.

Term of Office

Our directors are appointed at the annual meeting of shareholders and hold office until the annual meeting of the shareholders next succeeding his or her election, or until his or her prior death, resignation or removal in accordance with our bylaws. Our officers are appointed by the Board and hold office until the annual meeting of the Board next succeeding his or her election, and until his or her successor shall have been duly elected and qualified, subject to earlier termination by his or her death, resignation or removal.

Section 16(a) Beneficial Ownership Reporting Compliance

As of December 31, 2018 and through February 12, 2019, we did not have a class of securities registered under the Exchange Act and therefore our directors, executive officers, and any persons holding more than ten percent of our Common Stock were not required to comply with Section 16 of the Exchange Act. Such persons became obligated to comply with such rules upon the February 12, 2019 filing of our Form 10-12G registering our class of Common Stock.

ITEM 11.	EXECUTIVE COMPENSATION.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2018 and 2017.

2018 EXECUTIVE OFFICER COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Melvin Pereira	2018	45,346
Chief Executive Officer (PEO/PFO)	2017	64,790

(1)	Mr. Melvin Pereira has cancelled and forgiven an aggregate of $107,793.82 of accrued salary and severance payments, representing his work with the Company from January 1, 2016 through December 31, 2017.

Outstanding Equity Awards at the End of the Fiscal Year

We do not have any equity compensation plans and therefore no equity awards are outstanding as of December 31, 2018.

None of the members of the board of directors of the Company were compensated for services in such capacity.

Bonuses and Deferred Compensation

We do not have any bonus, deferred compensation or retirement plan. All decisions regarding compensation are determined by our board of directors.

Options and Stock Appreciation Rights

As of April 16, 2019, no options have been issued.

Payment of Post-Termination Compensation

We do not have change-in-control agreements with our director or executive officer, and we are not obligated to pay severance or other enhanced benefits to our executive officer upon termination of her employment.

Employment Agreements

Currently, the Company has no employment agreements but expects to enter into one with Chief Executive Officer in the near future.

Board of Directors

Our directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified. Our officers are elected by and serves at the discretion of the board of directors.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2018, we did not have any securities authorized for issuance under any equity compensation plans.

Compensation of Directors

No director received compensation for his services during the year ended December 31, 2018.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of April 16, 2019, the number of shares of common stock owned of record and beneficially by our executive officers, directors and persons who hold 5% or more of the outstanding shares of common stock of the Company.

The amounts and percentages of our common stock beneficially owned are reported on the basis of SEC rules governing the determination of beneficial ownership of securities. Under the SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days through the exercise of any stock option, warrant or other right. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. Unless otherwise indicated, each of the shareholders named in the table below, or his or her family members, has sole voting and investment power with respect to such shares of our common stock. Except as otherwise indicated, the address of each of the shareholders listed below is: c/o Meso Numismatics, Inc., 3265 Johnson Avenue, Suite 213, Riverdale, NY 10463.

Applicable percentage ownership is based on 4,901,024 shares of Common Stock outstanding as of April 16, 2019. In computing the number of shares of Common Stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of Common Stock subject to options held by that person or entity that are currently exercisable or that will become exercisable within 60 days of April 16, 2019. In addition, as of April 16, 2019, 1,000,000 shares of Series AA Preferred Stock and 444,135 shares of Series BB Preferred Stock were outstanding.

Name and Address of Beneficial Owner	Common Stock Owned Beneficially	Percent of Class		Series AA Preferred Stock Owned Beneficially	Percent of Class	Series BB Preferred Stock Owned Beneficially	Percent of Class
Named Executive Officers and Directors
Melvin Pereira President, Chief Executive Officer, and Chairman 2011 NW 79th Avenue, Suite 380, Doral FL 33122 (1)	1,500	*	%	500,000	50.0%	25,000	5.63
S&M Chuah Enterprises Ltd. (Martin Chuah), Director (2)	84	*	%	500,000	50.0%
All directors and officers as a group (5 persons)	1,584
5% or greater shareholders
Ajene Watson, LLC (3)	350,022	7.14%				62,094	13.98%

Total	351,606	7.14		100,000	100%	87,094	19.61%

* Less than 1%

(1) Melvin Pereira is the Principal of E-Network De Costa Rica SA, the holder of 1,500 shares of common stock and 500,000 shares of Series AA Preferred Stock. Mr. Pereira has investment and voting control over such shares. Melvin Pereira is the Principal of Meso Numismatics Corp., the holder of 25,000 shares of Series BB Preferred Stock. Mr. Pereira has investment and voting control over such shares.

(2) Martin Chuah is the Principal of S&M Chuah Enterprises Ltd., the holder of 84 shares of common stock and 500,000 shares of Series AA Preferred Stock. Mr. Chuah has investment and voting control over such shares.

(3) Ajene Watson LLC holds 350,002 shares of common stock and Ajene Watson holds 20 shares of common stock. Ms. Ajene Watson has investment and voting control over such shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than as disclosed below, there have been no transactions involving the Company since the beginning of the last fiscal year, or any currently proposed transactions, in which the Company was or is to be a participant and the amount involved exceeds $120,000 or one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

On June 30, 2017, the Company and Meso Numismatics have agreed to a payment in the mutually agreed upon amount of 25,000 shares of Series BB Preferred Stock of the Company, par value $0.001 per share, which amounts to 2.5% of the authorized shares of this class of preferred, fully satisfying the Merger Agreement, which was first entered into on November 16, 2016. These shares were issued on August 14, 2017, and were accounted for under common control acquisition accounting, since both entities were controlled by Melvin Pereira, CEO of Pure Hospitality Solutions. The shares were valued on the date of the agreement using the share price of $0.0002.

On June 27, 2016, the Company entered into a debt settlement equity swap agreement with a former manager, Wanda Chan, to settle convertible promissory notes issued between 2003 and 2013 for the total amount of $3,288,218. Both parties agreed to a future exchange of equity as payment for a settlement amount of $2,018,530, which was recorded in equity as stock payable. A gain of $1,269,688 on the debt settlement was recorded to paid in capital due to Wanda being a related party. On the date of settlement, the Company and Wanda Chan agreed to a payment in the mutually agreed upon amount of 170,000 shares of BB Preferred Stock of the Company, par value $0.001 per share, for the total stock payable amount of $2,018,572. On July 20, 2017, the Company issued the mutually agreed upon number of shares of BB Preferred Stock of the Company, par value $0.001 per share, as part of a debt settlement agreement that was agreed upon during 2016. The shares were issued on July 20, 2017, releasing the total stock payable in the amount of $2,018,572. The 170,000 shares were valued on the date of the agreement at $.0004 per OTC Markets on that date, resulting in an additional gain during 2017 of $2,018,462 on the issuance of the shares, which was included under additional paid-in capital due to Wanda Chun being a related party.

On April 12, 2016, the Company entered into a debt settlement equity swap agreement with related party, Ajene Watson LLC, to settle convertible promissory notes issued in 2014 for the principle amount of $9,600. On the date of settlement, the Company and Ajene Watson LLC agreed to a payment in the mutually agreed upon amount of 62,094 shares of BB Preferred Stock of the Company, par value $0.001 per share, for the total stock payable amount of $43, the total value of the shares on the date of the agreement per OTC markets. This resulted in a gain of $9,557 in 2016, which was recorded under additional paid in capital as Ajene Watson was considered a related party. On December 29, 2017, the Company issued the mutually agreed upon amount of 62,094 shares of BB Preferred Stock of the Company, par value $0.001 per share, as part of a debt settlement agreement that was agreed upon during 2016, releasing the stock payable amount of $43.

A total gain on related party debt forgiveness was $2,018,462 in the year ended December 31, 2017, which was included in additional paid in capital.

The Company currently shares its corporate registered offices with Ajene Watson LLC at 3265 Johnson Avenue, Suite 213, Riverdale, NY 10463. The lease is for a year-to-year term.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

M&K CPAS, PLLC served as our independent registered public accountants for the years ended December 31, 2018 and 2017.

Audit Fees

For the Company’s fiscal years ended December 31, 2018 and 2017, we were billed approximately $31,500 and $30,000, respectively, for professional services rendered by our independent auditors for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services rendered by our independent auditors for the years ended December 31, 2018 and 2017.

Tax Fees

For the Company’s fiscal years ended December 31, 2018 and 2017, there were no fees for professional services rendered by our independent auditors for tax compliance, tax advice, and tax planning.

All Other Fees

For the Company’s fiscal years ended December 31, 2018 and 2017, we were no billed any other fees by our auditors.

(a)	EXHIBITS

We have filed the exhibits listed on the accompanying Exhibit Index of this registration statement and below in this Item 15:

		Incorporated by
Exhibit		Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

2.1	Plan of Merger	10-12G	2.1	12/12/2018

3.1	Articles of Incorporation, as Amended	10-12G	3.1	12/12/2018

3.2	Series AA Certificate of Designation	10-12G	3.2	12/12/2018

3.3	Series BB Certificate of Designation	10-12G	3.3	12/12/2018

3.4	Bylaws	10-12G	3.4	12/12/2018

4.1	Form of Convertible Note	10-12G	4.1	12/12/2018

10.1	Form of Debt Repayment	10-12G	10.1	12/12/2018

21.1	List of Subsidiaries	10-12G	21.1	12/12/2018

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350.				X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350.				X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	XBRL Taxonomy Extension Schema Linkbase Document.				X

101.CAL	XBRL Taxonomy Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Presentation Linkbase Document.				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 17, 2019	MESO NUMISMATICS, INC.

	By:	/s/ Melvin Pereria
Melvin Pereria
Chief Executive Officer (Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)

Meso Numismatics, Inc.

(Formerly Pure Hospitality Solutions, Inc.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Meso Numismatics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Meso Numismatics, Inc. (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2017.

Houston, TX

April 16, 2019

MESO NUMISMATICS, INC.

(Formerly Pure Hospitality Solutions, Inc.)

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2018	2017
ASSETS

Current assets
Cash and restricted cash	$30,834	$7,750
Prepaid expenses and other current assets	-	109
Total current assets	30,834	7,859
Property and equipment, net	3,800	-
Total assets	$34,634	$7,859

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current note payable, net	$812,827	$378,013
Accrued interest	437,458	374,121
Derivative liability	2,938,317	1,449,389
Accounts payable and accrued liabilities	384,596	367,957
Total current liabilities	4,573,198	2,569,480
Total liabilities	$4,573,198	$2,569,480

Stockholders’ equity
Common stock, $0.001 par value per share; 6,500,000,000 and 6,500,000,000 shares authorized; 6,503,338 shares issued and 4,901,024 outstanding for the year ended December 31, 2018, 6,499,700 shares issued and 3,743,106 outstanding for the year ended December 31, 2017, respectively	4,900	3,743
Preferred stock, $0.001 par value per share; 1,000,000 shares authorized of which 1,000,000 designated as Series AA; 1,000,000 shares issued and outstanding for the year ended December 31, 2018 and December 31, 2017, respectively	1,000	1,000
Preferred stock, $0.001 par value per share; 1,000,000 shares authorized of which 1,000,000 designated as Series BB; 646,184 shares issued and 444,135 shares outstanding for the year ended December 30, 2018, 495,000 shares issued and 390,061 outstanding for the year ended December 31, 2017, respectively	444	390
Additional paid in capital	20,835,425	20,756,011
Stock payable	-	2
Accumulated deficit	(25,380,333)	(23,322,767)
Total stockholders’ equity	(4,538,564)	(2,561,621)
Total liabilities and stockholders’ equity	$34,634	$7,859

The accompanying notes are an integral part of these audited consolidated financial statements.

MESO NUMISMATICS, INC.

(Formerly Pure Hospitality Solutions, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year ended December 31,
	2018	2017
Revenue	$50,116	$29,241
Cost of revenue	15,035	4,810
Gross profit	35,081	24,431

Operating expenses
Advertising and marketing	5,727	2,719
Professional fees	126,706	358,696
Officer compensation	45,346	64,679
Rent	200	-
Investor relations	15,936	7,000
General and administrative	96,359	91,979
Total operating expenses	290,274	525,073

Other income (expense)
Interest expense	(528,398)	(383,656)
Gain (loss) on debt settlement	(3,292)	106,664
Derivative financial instruments	(1,270,683)	398,401
Other income	-	2,226
Net loss	$(2,057,566)	$(377,007)

Net loss per common share, basic and diluted	$(0.50)	$(0.11)

Weighted average number of common shares outstanding, basic and diluted	4,088,713	3,466,878

The accompanying notes are an integral part of these audited consolidated financial statements.

MESO NUMISMATICS, INC.

(Formerly Pure Hospitality Solutions, Inc.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Year Ended December 31, 2018 and 2017

	Common Stock		Series AA Preferred Stock		Series BB Preferred Stock		Additional Paid In	Stock	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total
Balance, December 31, 2016	2,360,730	$2,361	1,000,000	$1,000	-	$-	15,415,989	$2,018,573	$(22,945,760)	$(5,507,837)
Conversion of convertible debt	1,382,376	1,382	-	-	-	-	85,319	-	-	86,701
Loss on conversion of convertible debt	-	-	-	-	-	-	(81,829)	-	-	(81,829)
Debt settlement	-	-	-	-	282,131	282	228,678	(109)	-	228,851
Gain on debt settlement	-	-	-	-	-	-	2,018,462	(2,018,462)	-	-
Preferred issued for acquisition	-	-	-	-	25,000	25	(20)	-	-	5
Preferred issued as part of incentive program	-	-	-	-	82,930	83	(68)	-	-	15
Derivative accounting adjustment	-	-	-	-	-	-	3,089,480	-	-	3,089,480
Net loss	-	-	-	-	-	-	-	-	(377,007)	(377,007)
Balance, December 31, 2017	3,743,106	$3,743	1,000,000	$1,000	390,061	$390	$20,756,011	$2	$(23,322,767)	$(2,561,621)

Conversion of convertible debt	1,154,395	1,153	-	-	-	-	29,098	-	-	30,251
Conversion of Preferred Series BB	3,494	4	-	-	(368)	(1)	(3)	-	-	-
Debt settlement	-	-	-	-	20,212	21	(19)	(2)	-	-
Preferred issued as part of incentive program	-	-	-	-	34,230	34	1,788	-	-	1,822
Gain on debt settlement	-	-	-	-	-	-	3,292	-	-	3,292
Derivative accounting adjustment	-	-	-	-	-	-	45,258	-	-	45,258
Rounding shares for common stock reverse stock split	29	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	(2,057,566)	(2,057,566)
Balance, December 31, 2018	4,901,024	$4,900	1,000,000	$1,000	444,135	$444	$20,835,425	$-	$(25,380,333)	$(4,538,564)

The accompanying notes are an integral part of these audited consolidated financial state.

MESO NUMISMATICS, INC.

(Formerly Pure Hospitality Solutions, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,057,566)	$(377,077)
Non-cash adjustments to reconcile net loss to net cash:
Amortization of debt discount	449,836	300,324
Depreciation and amortization expense	200	-
Change in derivative liabilities	1,270,683	398,401
Shares issued for services	1,822	15
Gain (loss) on debt settlement	3,292	106,664
Changes in operating assets and liabilities:
Inventory	-	-
Prepaid expenses	109	8,443
Accounts payable and accrued liabilities	86,894	(442,956)
CASH PROVIDED/(USED) BY OPERATING ACTIVITIES	(244,640)	(6,116)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment for purchase of properties and equipment	(4,000)	-
Preferred stock issued for acquisition	-	5
CASH PROVIDED/(USED) BY INVESTING ACTIVITIES	(4,000)	5

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on note payable	-	(50,706)
Proceeds from issuance of debt	271,724	57,919
CASH PROVIDED/(USED) BY FINANCING ACTIVITIES	271,724	7,213

Net increase (decrease) in cash	23,084	1,102

Cash, beginning of year	7,750	6,648

Cash, end of year	$30,834	$7,750

NON-CASH FINANCING ACTIVITIES:
Debt settlements with common stock	$30,251	$315,550
Debt settlements with stock payable	$20	$188,497
Conversion of preferred stock to common stock	$1	$-
Discount issued on convertible debt	$263,506	$-
Settlement of derivative discounts	$45,258	$3,089,480

The accompanying notes are an integral part of these audited consolidated financial statements.

MESO NUMISMATICS, INC.

(Formerly Pure Hospitality Solutions, Inc.)

NOTES TO CONSOLDIATED FINANCIAL STATEMENTS

December 31, 2018

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Nature of Business

Meso Numismatics, Inc. (the “Company”) was originally organized under the laws of Washington State in 1999, as Spectrum Ventures, LLC to develop, market and sell VOIP (Voice Over Internet Protocol) services. In 2002, the Company changed its name to Nxtech Wireless Cable Systems, Inc. In August 2007, the Company changed its name to Oriens Travel & Hotel Management Corp. In November 2014, the Company changed its name to Pure Hospitality Solutions, Inc.

On November 16, 2016, the Company entered into an Agreement and Plan of Merger between the Company and Meso Numismatics Corp. (“Meso”). The acquisition of Meso is to support the Company’s overall mission of specializing in ventures related to Central America and the Latin countries of the Caribbean; not limited to tourism. Meso is a small but scalable numismatics operation that the Company can leverage for low cost revenues and product marketing.

Meso Numismatics maintains an online store with eBay (www.mesocoins.com) and participates in live auctions with major companies such as Heritage Auctions, Stacks Bowers Auctions and Lyn Knight Auctions.

The acquisition was complete on August 4, 2017 following the Company issuance of 25,000 shares of Series BB preferred stock to Meso to acquire one hundred (100%) percent of Meso’s common stock. The Company accounted for the acquisition as common control, as Melvin Pereira, the CEO and principal shareholder of the Company controls, operates and owns both companies. On November 16, 2016, the date of the Merger Agreement and June 30, 2017, the date of the Debt Settlement Agreement Melvin Pereira, CEO of Pure Hospitality Solutions owned 100% of the stock of Meso Numismatics. Pure Hospitality Solutions, Inc. and Meso Numismatics first came under common control on June 30, 2017.

On September 4, 2017, the Company decided to suspend its booking operations, Oveedia, to focus on continuing to build its numismatic business, Meso Numismatics. The Company did, however, use its footprint within the Latin American region to expand Meso Numismatics at a much quicker rate.

In September 2018, the Company changed its name to Meso Numismatics, Inc. and was approved by FINRA and on September 26, 2018, the new ticker symbol MSSV became effective on October 16, 2018.

On July 2, 2018, the Board of Directors authorized and shareholders approved a 1 for 1,000 reverse stock split of its issued and outstanding shares of common stock held by the holders of record. The prior year financials have been changed to reflect the 1 for 1,000 reverse stock split.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The audited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, E-Network de Costa Rica MA SA and Meso Numismatics Corp. All intercompany transactions have been eliminated.

Use of Estimates in Financial Statement Presentation

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain amounts for the prior year have been revised or reclassified to conform to the current year presentation.

Cash and Cash Equivalents

The Company considers all highly liquid accounts with original maturities of three months or less to be cash equivalents. At December 31, 2018 and 2017, all of the Company’s cash was deposited in major banking institutions. There were no cash equivalents as of December 31, 2018 and 2017.

Inventory

The Company’s inventory is comprised of roughly 50% coins / medals and 50% paper money. The Company has a meticulous process for the acquisition and sales process for each coin item. The Company specializes in coins from the Meso region, but also acquires coins and medals from elsewhere around the world

As of December 31, 2018, the Company is working on an inventory tracking system by serial number. Until such time the inventory costs cannot be properly confirmed, therefore any inventory balances are expensed during each reporting period.

Derivative Instruments

The derivative instruments are accounted for as liabilities, the derivative instrument is initially recorded at its fair market value and is then re-valued at each reporting date, with changes in fair value recognized in operations for each reporting period. The Company uses the Binomial option pricing model to value the derivative instruments.

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured. The Company recognizes revenues and the related costs when persuasive evidence of an arrangement exists, delivery and acceptance has occurred, or service has been rendered, the price is fixed or determinable, and collection of the resulting receivable is reasonably assured. Amounts invoiced or collected in advance of product delivery or providing services are recorded as deferred revenue. The Company accrues for sales returns, bad debts, and other allowances based on its historical experience.

The Company acquires rare coins from Latin America at reduced costs then sends to Numismatic Guaranty Corporation for authentication and grading. Once graded, the inventory is sent to Meso’s Florida-based location to then be sent around the world to one of the Company’s many customers with sales recorded net of fees.

Income Taxes

The Company uses the liability method to record income tax activity. Deferred taxes are determined based upon the estimated future tax effects of differences between the financial reporting and tax reporting bases of assets and liabilities given the provisions of currently enacted tax laws.

The accounting for uncertainty in income taxes recognized in an enterprise’s financial statements uses the threshold of more-likely-than-not to be sustained upon examination for inclusion or exclusion. Measurement of the tax uncertainty occurs if the recognition threshold has been met.

Net Earnings (Losses) Per Common Share

The Company computes earnings (loss) per share by dividing net earnings (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents may consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company’s stock options (calculated using the treasury stock method). Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.

Fair Value of Financial Instruments

The fair value of financial instruments, which include cash, accounts payable and accrued expenses and advances from related parties were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Management is of the opinion that the Company is not exposed to significant interest, currency or credit risks arising from financial instruments.

Fair value is defined as the price which would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three-tier fair value hierarchy which prioritizes the inputs used in the valuation methodologies, as follows:

Level 1 Inputs - Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 Inputs - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

Level 3 Inputs - Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

At December 31, 2018 and 2017, the carrying amounts of the Company’s financial instruments, including cash, accounts payables, and accrued expenses, approximate their respective fair value due to the short-term nature of these instruments.

At December 31, 2018 and 2017, the Company does not have any assets or liabilities except for derivative liabilities required to be measured at fair value in accordance with FASB ASC Topic 820, Fair Value Measurement.

The following presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on non-recurring basis as of December 31, 2018 and 2017:

	Level 1	Level 2	Level 3	Total
December 31, 2018
Convertible Notes Payable, net of discount	$812,827	$-	$-	$812,827
Derivative Liability	2,938,317	-	-	2,938,317
Total	$3,751,144	$-	$-	$3,751,144

December 31, 2017
Convertible Notes Payable, net of discount	$378,013	$-	$-	$378,013
Derivative Liability	1,449,389	-	-	1,449,389
Total	$1,827,402	$-	$-	$1,827,402

Comprehensive Income

The Company records comprehensive income as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Other comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. As of December 31, 2018 and December 31, 2017, the Company had no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Stock Based Compensation

Stock based compensation costs are measured at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The Company determines the fair value of awards using the Black - Scholes valuation model.

New Accounting Pronouncements

In May 2014, ASU 2014-09 was issued related to revenue from contracts with customers. The ASU was further amended in August 2015, March 2016, April 2016, and May 2016 by ASU 2015-14, 2016-08, 2016-10 and 2016-

In August 2015, the effective date was deferred to reporting periods, including interim periods, beginning after December 31, 2017, and will be applied retrospectively. Early adoption is not permitted.

Since ASU 2014-09 was issued, several additional ASUs have been issued to clarify various elements of the guidance. These standards provide guidance on recognized revenue, including a five-step model to determine when revenue recognition is appropriate. The standard requires that an entity recognize revenue to depict the transfer of control of promised goods or services to customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Effective January 1, 2018, the Company will adopt ASU 2014-09, “Revenue from Contracts with Customers”. The results of operations for the reported periods after January 1, 2018 will be presented under this amended guidance, while prior period amounts are reported in accordance with ASC 605-Revenue Recognition.

The Company has completed its assessment of the impact of the new revenue standard on the Company’s financial position, results of operations, or cash flows and believes the new standard will not have a material impact.  The Company has adopted the standard using the modified retrospective method of adoption. The Company’s revenue arises from contracts with customers in which the sale of coins is the single performance obligation under the customer contract. Accordingly, revenue will continue to be recognized at a point in time when control of the asset is transferred to the customer, which is generally consistent with the Company’s current accounting policies. No material changes have been noted for use in implementation of this standard.

ASU 2014-09 provides presentation and disclosure requirements which are more detailed than under current GAAP.

In February 2016, FASB issued ASC 842 that requires lessees to recognize lease assets and corresponding lease liabilities on the balance sheet for all leases with terms of more than 12 months. The update, which supersedes existing lease guidance, will continue to classify leases as either finance or operating, with the classification determining the pattern of expense recognition in the income statement.

The ASU will be effective for annual and interim periods beginning January 1, 2019, with early adoption permitted, and is applicable on a modified retrospective basis with various optional practical expedients. The Company is assessing the impact of this standard.

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to December 31, 2018 through the date these financial statements were issued.

Going Concern

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, resulting in an accumulated deficit of approximately $25,380,333 and negative working capital of $4,542,364 as of December 31, 2018 and future losses are anticipated. These factors, among others, generally tend to raise substantial doubt to continue as a going concern as to its ability to obtain additional long-term debt or equity financing in order to have the necessary resources to further design, develop and launch the website and market the Company’s new service.

In order to continue as a going concern, the Company needs to develop a reliable source of revenues, and achieve a profitable level of operations in the future and/or to obtain the necessary financing to meet its obligations arising from normal business operations when they come due.

To fund basic operations for the next twelve months, the Company projects a need for $750,000 that will have to be raised through debt or equity. In addition to the estimated $300,000 for operating expenses the Company is budgeting $180,000 for advertising and marketing and $90,000 for new technology. To attract more customers to Meso Numismatics, the Company plans on hiring an advertising firm and placing more ads on sites such as NGC and PMG. Along with the advertising program the Company plans on investing in upgrading and expanding the Meso App. To continue expanding sales the Company plans to invest $90,000 to acquire additional inventory along with exploring possible acquisitions, which the Company estimates it will need approximately $100,000.

Accordingly, the audited financial statements are accounted for as if the Company is a going concern and does not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or other adjustments that might be necessary should be Company be unable to continue as a going concern.

Business Combinations

In the third quarter of 2017, the Company issued 25,000 Series BB Preferred Stock per the terms of the June 30, 2017 Debt Settlement Agreement to complete the acquisition of Meso Numismatics, fully satisfying the Merger Agreement, which was first entered into on November 16, 2016. The Company accounted for the acquisition as common control, as Melvin Pereira, the CEO and principal shareholder of the Company controls, operates and owns both companies. On November 16, 2016, the date of the Merger Agreement and June 30, 2017, the date of the Debt Settlement Agreement Melvin Pereira, CEO of Pure Hospitality Solutions, owned 100% of the stock of Meso Numismatics. Pure Hospitality Solutions, Inc. and Meso Numismatics first came under common control on June 30, 2017.

NOTE 3 – NOTES PAYABLE

Convertible Notes Payable

During 2003 through 2016, the Company entered into a series of convertible debentures, which bear interest at a rate varying from 0 to 10 percent, due on an annual basis. Any amount of interest which is not paid when due shall bear interest at 0 to 10 percent until paid in full.

It should be noted, that throughout 2014 and 2015, these particular convertible notes payable have been partitioned and sold in portions to multiple third parties in a combined amount totaling in excess of $450,000. In the majority of cases, these convertible notes payable, because they were in default, were subject to term adjustments at the note holders’ request. Thus, when the convertible notes payable were purchased, the new debt holders (generally) negotiated new terms with the Company. To this end, the Company would issue new notes, referred to as “replacement notes,” which more often resulted in slightly better terms.

These debentures are convertible, at the investors’ sole option, into common shares at the following terms:

●	a 50 percent discount to the lowest closing bid price during the 10 days immediately preceding the conversion date as reported on the National Quotations Bureau OTCQB exchange;
●	a 50 percent discount to the average of the three lowest traded price during the 20 days immediately preceding the conversion date as quoted by Bloomberg LP;
●	either (i) a 50 percent discount to the lowest closing bid price during the 10 days immediately preceding the conversion date as reported on the National Quotations Bureau OTCQB exchange, or (ii) a fixed conversion price of $0.00005 per share during any time whereby the current day market price is at or greater than $0.01;
●	a 40 percent discount to the average of the three lowest traded price during the 20 days immediately preceding the conversion date as quoted by Bloomberg LP; or
●	either (i) a 40 percent discount to the 10 days average daily trading price immediately preceding the conversion date, or (ii) at a fixed conversion price of $0.001 per share during any time whereby the current day market price is at or less than $0.075.

During the periods ending December 31, 2018 and 2017 the Company received $63,000 and $12,274, respectively, in advances on existing convertible notes and $208,724 and $45,645, respectively, from funding on new convertible notes.

From 2016 to present, the Company has entered into Convertible Debentures with Union Capital LLC. The promissory note agreements bears interest at eight (8%) percent, has a one (1) year maturity date. The notes may be repaid in whole or in part any time prior to maturity. There are no common shares issuable upon the execution of the promissory notes. The notes are convertible, at the investor’s sole discretion, into common shares at variable conversion prices. As of December 31, 2018, Union Capital LLC had advanced a total of $857,099.

On June 27, 2016, the Company entered into a debt settlement agreement with former management, Wanda Chan, to settle convertible promissory notes issued between 2003 and 2013 for the total amount of $3,288,218. Both parties agreed to a future exchange of equity as payment for a settlement amount of $2,018,530, which was recorded in equity as stock payable. A gain of $1,269,688 on the debt settlement was recorded to paid in capital due to Wanda Chan being a related party. On the date of settlement, the Company and Wanda Chan agreed to a payment in the mutually agreed upon amount of 170,000 shares of BB Preferred Stock of the Company, par value $0.001 per share, for the total stock payable amount of $2,018,530. On July 20, 2017, the Company issued the mutually agreed upon number of shares of BB Preferred Stock of the Company, par value $0.001 per share, as part of a debt settlement agreement that was agreed upon during 2016. The shares were issued on July 20, 2017, releasing the total stock payable in the amount of $2,018,530. The 170,000 shares were valued on the date of the agreement at $.0004 per OTC Markets on that date, or $68, resulting in an additional gain during 2017 of $2,018,462 on the issuance of the shares, which was included under additional paid in capital.

On April 12, 2016, the Company entered into a debt settlement agreement with related party, Ajene Watson LLC, to settle convertible promissory notes issued in 2014 for the principle amount of $9,600. On the date of settlement, the Company and Ajene Watson LLC agreed to a payment in the mutually agreed upon amount of 62,094 shares of BB Preferred Stock of the Company, par value $0.001 per share, for the total stock payable amount of $43, the total value of the shares on the date of the agreement per OTC markets. This resulted in a gain of $9,557 in 2016, which was recorded under additional paid in capital as Ajene Watson was considered a related party. On December 29, 2017, the Company issued the mutually agreed upon amount of 62,094 shares of BB Preferred Stock of the Company, par value $0.001 per share, as part of a debt settlement agreement that was agreed upon during 2016, releasing the stock payable amount of $43.

During the periods ending December 31, 2018 and 2017, the Company paid $0 and $50,706, respectively on the outstanding convertible notes, converted $30,251 and $86,701, respectively into 1,154,395 and 1,382,376 shares of common stock. During 2017, $228,849 of debt was converted into 282 shares of Preferred Series BB stock of which 232 shares resulted from a debt settlement equity swap agreement entered into during 2016 with Wanda Chen and Ajene Watson as discussed above. As of December 31, 2018 and 2017, the balance of outstanding notes payable was $997,502 and $748,571, respectively.

	December 31,	December 31,
	2018	2017
Ajene Watson, LLC	$3,182	$3,182
Digital Arts Media Network	128,556	128,556
Union Capital, LLC	865,764	616,833
Current note payable	997,502	748,571
Less: Discount	184,675	370,558
Current note payable, net	$812,827	$378,013

Derivatives Liabilities

The Company determined that the convertible notes outstanding as of December 31, 2018 and 2017 contained an embedded derivative instrument as the conversion price was based on a variable that was not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40.

The Company determined the fair values of the embedded convertible notes derivatives and tainted convertible notes using the lattice valuation model with the following assumptions:

	December 31,
	2018	2017
Common stock issuable	60,680,162	14,646,6735
Market value of common stock on measurement date	$0.0488	$0.0001
Adjusted exercise price	$0.00005-$0.0148	$0.00005-$0.00006
Risk free interest rate	2.63%	1.76%
Instrument lives in years	1.00 Year	1.00 Year
Expected volatility	632%	503%
Expected dividend yields	None	None

The balance of the fair value of the derivative liability as of December 31, 2018 and 2017 is as follows:

Balance at December 31, 2016	$4,140,468
Fair value gain	398,401
Conversions	(3,089,480)
Balance at December 31, 2017	1,449,389
Additions	263,503
Fair value gain	1,270,683
Conversions	(45,258)
Balance at December 31, 2018	$2,938,317

During the periods ending December 31, 2018 and 2017, the Company incurred losses of $3,292 and $81,829, respectively on the conversion of convertible notes. In connection with the convertible notes, the Company recorded $70,358 and $83,332, respectively of interest expense and $449,836 and $300,324, respectively of debt discount amortization expense. As of December 31, 2018 and 2017, the Company had approximately $437,458 and $374,121, respectively of accrued interest.

NOTE 4 – STOCKHOLDERS EQUITY

Common Shares

The Board of Directors was required to increase the number of authorized shares of common stock from (a) 200,000,000 to 500,000,000 during June 2015, (b) 500,000,000 to 1,500,000,000 during July 2015, and (c) 1,500,000,000 to 6,500,000,000 during March 2016, to adhere to the Company’s contractual obligation to maintain the required reserve share amount for debtholders.

On July 2, 2018, the Board of Directors authorized and shareholders approved a 1-for-1,000 reverse stock split of its issued and outstanding shares of common stock held by the holders of record on June 30, 2018. The below transactions have been changed to reflect the 1-for-1,000 reverse stock split.

2017 Transactions

On January 20, 2017, the Company issued 155,000 shares of common stock in conversion of $11,150 convertible notes payable at a conversion price of $0.08.

On February 7, 2017, the Company issued 191,391 shares of common stock in conversion of $9,570 convertible notes payable at a conversion price of $0.05.

On February 17, 2017, the Company issued 250,000 shares of common stock in conversion of $18,750 convertible notes payable at a conversion price of $0.08.

On March 6, 2017, the Company issued 195,619 shares of common stock in conversion of $9,781 convertible notes payable at a conversion price of $0.05.

On April 4, 2017, the Company issued 250,366 shares of common stock in conversion of $11,500 convertible notes payable at a conversion price of $0.05.

On May 4, 2017, the Company issued 340,000 shares of common stock in conversion of $25,950 convertible notes payable at a conversion price of $0.08.

The above debt conversions resulted in a total loss on settlement and conversions of $81,829, included under additional paid-in capital.

2018 Transactions

On February 20, 2018, the Company issued 324,555 shares of Common Stock in conversion of $16,229 convertible notes payable at a conversion price of $0.00005.

On November 2, 2018, the company issued 2,449 shares of Common Stock in conversion of 258 shares of Series BB Preferred Stock. The shares were valued on the date of conversion, using the share price of $0.09 per OTC Markets on that date.

On November 6, 2018, the company issued 1,045 shares of Common Stock in conversion of 110 shares of Series BB Preferred Stock. The shares were valued on the date of conversion, using the share price of $0.04405 per OTC Markets on that date.

On November 21, 2018, the Company issued 393,698 shares of common stock in conversion of $7,480 convertible notes payable at a conversion price of $0.019.

On December 12, 2018, the Company issued 436,142 shares of common stock in conversion of $6,542 convertible notes payable at a conversion price of $0.015.

The above debt conversions resulted in a total loss on settlement and conversions of $3,292, included under additional paid-in capital.

As of December 31, 2018 and 2017, the Company has 4,901,024 and 3,743,106 common shares issued and outstanding, respectively.

Designation of Series AA Super Voting Preferred Stock

On June 30, 2014, the Company filed with the Secretary of State with Nevada an amendment to the Company’s Articles of Incorporation, as amended (the “Articles of Incorporation”), authorizing the issuance of up to eleven million (11,000,000) of preferred stock with a par value $0.001 per share.

On May 2, 2014, the Company filed with the Secretary of State with Nevada in the form of a Certificate of Designation that authorized the issuance of up to one million (1,000,000) shares of a new series of preferred stock with a par value $0.001 per share, designated “Series AA Super Voting Preferred Stock,” for which the board of directors established the rights, preferences and limitations thereof.

Each holder of outstanding shares of Series AA Super Voting Preferred Stock shall be entitled to ten thousand (10,000) votes for each share of Series AA Super Voting Preferred Stock held on the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company.

The holders of the Series AA Super Voting Preferred Stock shall not be entitled to receive dividends paid on the Company’s common stock.

Upon liquidation, dissolution and winding up of the affairs of the Company, whether voluntary or involuntary, the holders of the Series AA Super Voting Preferred Stock shall not be entitled to receive out of the assets of the Company, whether from capital or earnings available for distribution, any amounts which will be otherwise available to and distributed to the common shareholders.

The shares of the Series AA Super Voting Preferred Stock will not be convertible into the shares of the Company’s common stock.

During 2014, the Company and S & M Chuah Enterprises Ltd, agreed to an exchange of 900,000,000 common shares previously issued to S & M Chuah Enterprises Ltd, entity controlled by Ken Chua, CEO & board member for 500,000 shares of Series AA Preferred Stock of the Company, par value $0.001 per share. The 900,000,000 common shares were returned to the Company’s transfer agent for cancellation. The shares were valued on the date of the agreement using the par value of $0.001, since the shares were non-convertible, non-tradable super voting only.

During 2014, the Company and E-Network de Costa Rica S.A., an entity controlled by Melvin Pereira, mutually agreed to issue an amount of 500,000 shares of Series AA Preferred Stock of the Company, par value $0.001 per share, as a compensation for becoming the new CEO of Pure Hospitality Solutions Inc. The shares were valued on the date of the agreement and are non-convertible, non-tradable super voting only.

As of December 31, 2018 and 2017, the Company had 1,000,000 preferred shares of Series AA Preferred Stock issued and outstanding.

Designation of Series BB Preferred Stock

On March 29, 2017, the Company filed with the Secretary of State with Nevada a Certificate of Designation that authorized the issuance of up to one million (1,000,000) shares of a new series of preferred stock, par value $0.001 per share, designated “Series BB Preferred Stock,” for which the board of directors established the rights, preferences and limitations thereof.

Each holder of outstanding shares of Series BB Preferred Stock shall be entitled to convert on a 1 for 1 basis into shares of the Company’s common stock, any or all of their shares of Series BB Preferred Stock after a minimum of six (6) months have elapsed from the issuance of the preferred stock to the holder. The Series BB Preferred Stock has no voting rights until the Holder redeems the preferred stock into the Company’s common stock. The Series BB Preferred Stock shall not be adjusted by the Company.

The holders of the Series BB Preferred Stock shall not be entitled to receive dividends paid on the Company’s common stock.

The Series BB Preferred Stock has a liquidation value of $1.00. Upon liquidation, dissolution and winding up of the affairs of the Company, whether voluntary or involuntary, the holders of the Series BB Preferred Stock shall be entitled to share equally and ratably in proportion to the preferred stock owned by the holder to receive out of the assets of the Company, whether from capital or earnings available for distribution, any amounts which will be otherwise available to and distributed to the common shareholders.

2017 Transactions

On June 30, 2017, the Company and Meso Numismatics have agreed to a payment in the mutually agreed upon amount of 25,000 shares of Series BB Preferred Stock of the Company, par value $0.001 per share, which amounts to 2.5% of the authorized shares of this class of preferred, fully satisfying the Merger Agreement, which was first entered into on November 16, 2016. These shares were issued on August 14, 2017, and were accounted for under common control acquisition accounting. The shares were valued on the date of the agreement using the share price of $0.0002 per OTC markets on that date.

On June 27, 2016, the Company entered into a debt settlement agreement with former management, Wanda Chan, to settle convertible promissory notes issued between 2003 and 2013 for the total amount of $3,288,218. Both parties agreed to a future exchange of equity as payment for a settlement amount of $2,018,530, which was recorded in equity as stock payable. A gain of $1,269,688 on the debt settlement was recorded to paid in capital due to Wanda being a related party. On the date of settlement, the Company and Wanda Chan agreed to a payment in the mutually agreed upon amount of 170,000 shares of BB Preferred Stock of the Company, par value $0.001 per share, for the total stock payable amount of $2,018,530. On July 20, 2017, the Company issued the mutually agreed upon number of shares of BB Preferred Stock of the Company, par value $0.001 per share, as part of a debt settlement agreement that was agreed upon during 2016. The shares were issued on July 20, 2017, releasing the total stock payable in the amount of $2,018,530. The 170,000 shares were valued on the date of the agreement at $.0004 per OTC Markets on that date, resulting in an additional gain during 2017 of $2,018,462 on the issuance of the shares, which was included under additional paid in capital.

On September 13, 2017, the Company issued 42,862 Preferred BB Shares to qualifying shareholders as part of the Common Stock incentive program that occurred during 2017. Each holder of outstanding shares of Series BB Preferred Stock shall be entitled to convert any or all of their shares of Series BB Preferred Stock after a minimum of six (6) months have elapsed from the issuance of the preferred stock to the holder. The Series BB Preferred Stock has no voting rights until the Holder redeems the preferred stock into the Company’s common stock. The Series BB Preferred Stock shall not be adjusted by the Company. These shares were valued on the date of the agreement, using the share price of $0.0002 per OTC Markets on that date.

On September 26, 2017, the Company issued 17,716 Preferred BB Shares to qualifying shareholders as part of the Common Stock incentive program that occurred during 2017. Each holder of outstanding shares of Series BB Preferred Stock shall be entitled to convert any or all of their shares of Series BB Preferred Stock after a minimum of six (6) months have elapsed from the issuance of the preferred stock to the holder. The Series BB Preferred Stock has no voting rights until the Holder redeems the preferred stock into the Company’s common stock. The Series BB Preferred Stock shall not be adjusted by the Company. These shares were valued on the date of the agreement, using the share price of $0.0002 per OTC Markets on that date.

On October 23, 2017, the company issued 9,744 Preferred BB Shares to qualifying shareholders as part of the Common Stock incentive program that occurred during 2017. Each holder of outstanding shares of Series BB Preferred Stock shall be entitled to convert any or all of their shares of Series BB Preferred Stock after a minimum of six (6) months have elapsed from the issuance of the preferred stock to the holder. The Series BB Preferred Stock has no voting rights until the Holder redeems the preferred stock into the Company’s common stock. The Series BB Preferred Stock shall not be adjusted by the Company. These shares were valued on the date of the agreement, using the share price of $0.0002 per OTC Markets on that date.

On December 19, 2017, the company issued 12,608 Preferred BB Shares to qualifying shareholders as part of the Common Stock incentive program that occurred during 2017. Each holder of outstanding shares of Series BB Preferred Stock shall be entitled to convert any or all of their shares of Series BB Preferred Stock after a minimum of six (6) months have elapsed from the issuance of the preferred stock to the holder. The Series BB Preferred Stock has no voting rights until the Holder redeems the preferred stock into the Company’s common stock. The Series BB Preferred Stock shall not be adjusted by the Company. These shares were valued on the date of the agreement, using the share price of $0.0001 per OTC Markets on that date.

On April 12, 2016, the Company entered into a debt settlement equity swap agreement with related party, Ajene Watson LLC, to settle convertible promissory notes issued in 2014 for the principle amount of $9,600. On the date of settlement, the Company and Ajene Watson LLC agreed to a payment in the mutually agreed upon amount of 62,094 shares of BB Preferred Stock of the Company, par value $0.001 per share, for the total stock payable amount of $43, the total value of the shares on the date of the agreement per OTC markets. This resulted in a gain of $9,557 in 2016, which was recorded under additional paid in capital as Ajene was considered a related party. On December 29, 2017, the Company issued the mutually agreed upon amount of 62,094 shares of BB Preferred Stock of the Company, par value $0.001 per share, as part of a debt settlement agreement that was agreed upon during 2016, releasing the stock payable amount of $43.

On December 29, 2017, the Company entered into certain Debt Settlement Agreements with three Note Holders to extinguish $228,849 of debts held by these Note Holders in exchange for 50,037 shares of the Company’s Series BB Convertible Preferred Stock, par value $0.001 per share.

On December 29, 2017, the Company entered into certain Debt Settlement Agreements with three vendors to extinguish $188,495 of debts held by these vendors. All parties agreed to a total exchange of 20,212 of shares of BB Preferred Stock of the Company, par value $0.001 per share, as payment for the settlement. The shares were valued using the stock price on the date of the agreement resulting in $2 recorded in equity as stock payable and $188,493 recorded as a gain on settlement of debt. On February 08, 2018, the Company issued the mutually agreed upon number of shares of BB Preferred Stock of the Company, par value $0.001 per share, releasing the total stock payable in the amount of $2.

2018 Transactions

On January 23, 2018, the company issued 3,073 Preferred BB Shares to qualifying shareholders as part of the Common Stock incentive program that occurred during 2017. Each holder of outstanding shares of Series BB Preferred Stock shall be entitled to convert any or all of their shares of Series BB Preferred Stock after a minimum of six (6) months have elapsed from the issuance of the preferred stock to the holder. The Series BB Preferred Stock has no voting rights until the Holder redeems the preferred stock into the Company’s common stock. The Series BB Preferred Stock shall not be adjusted by the Company. These shares were valued on the date of the agreement, using the share price of $0.0002 per OTC Markets on that date expense incurred on these issuances is $1,822 as of the total December 31, 2018. The total expense incurred on these issuances is $1,822 as of December 31, 2018.

On April 27, 2018, the company issued 11,564 Preferred BB Shares to qualifying shareholders as part of the Common Stock incentive program that occurred during 2017. Each holder of outstanding shares of Series BB Preferred Stock shall be entitled to convert any or all of their shares of Series BB Preferred Stock after a minimum of six (6) months have elapsed from the issuance of the preferred stock to the holder. The Series BB Preferred Stock has no voting rights until the Holder redeems the preferred stock into the Company’s common stock. The Series BB Preferred Stock shall not be adjusted by the Company. These shares were valued on the date of the agreement, using the share price of $0.0002 per OTC Markets on that date.

On June 14, 2018, the company issued 384 Preferred BB Shares to qualifying shareholders as part of the Common Stock incentive program that occurred during 2017. Each holder of outstanding shares of Series BB Preferred Stock shall be entitled to convert any or all of their shares of Series BB Preferred Stock after a minimum of six (6) months have elapsed from the issuance of the preferred stock to the holder. The Series BB Preferred Stock has no voting rights until the Holder redeems the preferred stock into the Company’s common stock. The Series BB Preferred Stock shall not be adjusted by the Company. These shares were valued on the date of the agreement, using the share price of $0.0002 per OTC Markets on that date.

On October 11, 2018, the company issued 19,209 Preferred BB Shares to qualifying shareholders as part of the Common Stock incentive program that occurred during 2017. Each holder of outstanding shares of Series BB Preferred Stock shall be entitled to convert any or all of their shares of Series BB Preferred Stock after a minimum of six (6) months have elapsed from the issuance of the preferred stock to the holder. The Series BB Preferred Stock has no voting rights until the Holder redeems the preferred stock into the Company’s common stock. The Series BB Preferred Stock shall not be adjusted by the Company. These shares were valued on the date of the agreement, using the share price of $0.0947 per OTC Markets on that date.

On November 2, 2018, the company issued 2,449 shares of Common Stock in conversion of 258 shares of Series BB Preferred Stock. The shares were valued on the date of conversion, using the share price of $0.09 per OTC Markets on that date.

On November 6, 2018, the company issued 1,045 shares of Common Stock in conversion of 110 shares of Series BB Preferred Stock. The shares were valued on the date of conversion, using the share price of $.09 per OTC Markets on that date.

During the periods ending December 31, 2018 and 2017, the Company incurred losses of $3,292 and $81,829, respectively from conversion of convertible debt, gains in 2017 of $2,018,462 from settlement of related party debt in connection with convertible notes, which was included in additional paid in capital.

Stock Payable

On June 27, 2016, the Company entered into a debt settlement equity swap agreement with a former manager, Wanda Chan, to settle convertible promissory notes issued between 2003 and 2013 for the total amount of $3,288,218. Both parties agreed to a future exchange of equity as payment for a settlement amount of $2,018,530, which was recorded in equity as stock payable. A gain of $1,269,688 on the debt settlement was recorded to paid in capital due to Wanda being a related party. On the date of settlement, the Company and Wanda Chan agreed to a payment in the mutually agreed upon amount of 170,000 shares of BB Preferred Stock of the Company, par value $0.001 per share, for the total stock payable amount of $2,018,572. On July 20, 2017, the Company issued the mutually agreed upon number of shares of BB Preferred Stock of the Company, par value $0.001 per share, as part of a debt settlement agreement that was agreed upon during 2016. The shares were issued on July 20, 2017, releasing the total stock payable in the amount of $2,018,530. The 170,000 shares were valued on the date of the agreement at $.0004 per OTC Markets on that date, resulting in an additional gain during 2017 of $2,018,462 on the issuance of the shares, which was included under additional paid-in capital.

On April 12, 2016, the Company entered into a debt settlement equity swap agreement with related party, Ajene Watson LLC, to settle convertible promissory notes issued in 2014 for the principle amount of $9,600. On the date of settlement, the Company and Ajene Watson LLC agreed to a payment in the mutually agreed upon amount of 62,094 shares of BB Preferred Stock of the Company, par value $0.001 per share, for the total stock payable amount of $43, the total value of the shares on the date of the agreement per OTC markets. This resulted in a gain of $9,557 in 2016, which was recorded under additional paid in capital as Ajene Watson was considered a related party. On December 29, 2017, the Company issued the mutually agreed upon amount of 62,094 shares of BB Preferred Stock of the Company, par value $0.001 per share, as part of a debt settlement agreement that was agreed upon during 2016, releasing the stock payable amount of $43.

On December 29, 2017, the Company entered into certain Debt Settlement Agreements with three vendors to extinguish $188,495 of payables held by these vendors. All parties agreed to a total exchange of 20,212 of shares of BB Preferred Stock of the Company, par value $0.001 per share, as payment for the settlement. The shares were valued using the stock price on the date of the agreement resulting in $2 recorded in equity as stock payable and $188,493 recorded as a gain on settlement of debt. On February 08, 2018, the Company issued the mutually agreed upon number of shares of BB Preferred Stock of the Company, par value $0.001 per share, releasing the total stock payable in the amount of $2.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company currently shares its corporate registered offices with Ajene Watson LLC at 3265 Johnson Avenue, Suite 213, Riverdale, NY 10463. The lease is for a year to year term. During the year ended December 31, 2018 and 2017, the Company incurred no rent expenses.

On June 30, 2017, the Company and Meso Numismatics have agreed to a payment in the mutually agreed upon amount of 25,000 shares of Series BB Preferred Stock of the Company, par value $0.001 per share, which amounts to 2.5% of the authorized shares of this class of preferred, fully satisfying the Merger Agreement, which was first entered into on November 16, 2016. These shares were issued on August 14, 2017, and were accounted for under common control acquisition accounting, since both entities were controlled by Melvin Pereira, CEO of Pure Hospitality Solutions. The shares were valued on the date of the agreement using the share price of $0.0002.

On June 27, 2016, the Company entered into a debt settlement equity swap agreement with a former manager, Wanda Chan, to settle convertible promissory notes issued between 2003 and 2013 for the total amount of $3,288,218. Both parties agreed to a future exchange of equity as payment for a settlement amount of $2,018,530, which was recorded in equity as stock payable. A gain of $1,269,688 on the debt settlement was recorded to paid in capital due to Wanda being a related party. On the date of settlement, the Company and Wanda Chan agreed to a payment in the mutually agreed upon amount of 170,000 shares of BB Preferred Stock of the Company, par value $0.001 per share, for the total stock payable amount of $2,018,572. On July 20, 2017, the Company issued the mutually agreed upon number of shares of BB Preferred Stock of the Company, par value $0.001 per share, as part of a debt settlement agreement that was agreed upon during 2016. The shares were issued on July 20, 2017, releasing the total stock payable in the amount of $2,018,572. The 170,000 shares were valued on the date of the agreement at $.0004 per OTC Markets on that date, resulting in an additional gain during 2017 of $2,018,462 on the issuance of the shares, which was included under additional paid-in capital due to Wanda Chun being a related party.

On April 12, 2016, the Company entered into a debt settlement equity swap agreement with related party, Ajene Watson LLC, to settle convertible promissory notes issued in 2014 for the principle amount of $9,600. On the date of settlement, the Company and Ajene Watson LLC agreed to a payment in the mutually agreed upon amount of 62,094 shares of BB Preferred Stock of the Company, par value $0.001 per share, for the total stock payable amount of $43, the total value of the shares on the date of the agreement per OTC markets. This resulted in a gain of $9,557 in 2016, which was recorded under additional paid in capital as Ajene Watson was considered a related party. On December 29, 2017, the Company issued the mutually agreed upon amount of 62,094 shares of BB Preferred Stock of the Company, par value $0.001 per share, as part of a debt settlement agreement that was agreed upon during 2016, releasing the stock payable amount of $43.

A total gain on related party debt forgiveness was $2,018,462 in the year ended December 31, 2017, which was included in additional paid in capital.

NOTE 6 – INCOME TAXES

Due to the Company’s net losses, there were no provisions for income taxes for the years ended December 31, 2018 and 2017. The provision (benefit) for income taxes for the years ended December 31, 2017 and 2018 were assuming a 35% and 21% effective tax rate, respectively.

Deferred income tax assets as of December 31, 2018 and 2017 were as follows:

	December 31, 2018	December 31, 2017
Deferred Tax Assets:
Net operating losses	$813,814	$635,057
Less valuation allowance	(813,814)	(635,057)
Total deferred tax assets	$-	$-

The Company has recorded a full allowance against its deferred tax assets as of December 31, 2018 and 2017 because management determined that it is not more-likely-than not that those assets will be realized. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

For federal income tax purposes, the Company has a net operating loss carry forward of approximately $3,875,306 million at December 31, 2018, which expires commencing in 2033.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

On May 12, 2015, the Company issued a convertible promissory Note (the “Note”) in the principal amount of $25,000 to Tarpon Bay Partners, LLC (“Tarpon Bay”), whose principal at the time, is now known as a “Bad Actor” under SEC rules. On or about January 23, 2017, Tarpon Bay elected to convert principal and interest under the Note into shares of the Company’s common stock. On or about June 6, 2017 the Note was assigned to J.P. Carey Enterprises, Inc. (“J.P.”). On or about June 7, 2017, J.P. elected to convert principal and interest under the Note into shares of the Company’s common stock. Joseph Canouse, a principal at J.P. initiated a lawsuit against the Company in Fulton County Court, in Georgia for, amongst other things, breach of contract. A default judgment was entered into against the Company for failure to response to these claims. The court then issued an Order of Judgement against the Company in the amount of $282,500 which was recorded in accounts payable as of December 31, 2017. The Company appealed the Courts’ decision and in November 2018, while the Court of Appeals affirmed liability under the judgment, the Court of Appeals vacated the award of the entire judgment amount and remanded the case back to the trial court with instructions.

NOTE 8 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	December 31, 2018	December 31, 2017
Computer and office equipment	$4,000	$-
Less: accumulated depreciation	(200)	-
Total property and equipment, net	$3,800	$-

NOTE 9 – SUBSEQUENT EVENTS

On February 4, 2019, the Company entered into a Convertible Debenture with Union Capital LLC in the amount of $31,070. The promissory note agreement bears interest at eight (8%) percent and has a one (1) year maturity date. The note may be repaid in whole or in part any time prior to maturity. There are no common shares issuable upon the execution of the promissory note. The note is convertible, at the investor’s sole discretion, into common shares at variable conversion prices.

On March 18, 2019, the Company entered into a Convertible Debenture with Union Capital LLC in the amount of $31,300. The promissory note agreement bears interest at eight (8%) percent and has a one (1) year maturity date. The note may be repaid in whole or in part any time prior to maturity. There are no common shares issuable upon the execution of the promissory note. The notes is convertible, at the investor’s sole discretion, into common shares at variable conversion prices.