Form 10-Q
period 2019-03-31
MESO NUMISMATICS, INC.
filed 2019-05-23
CIK 1760026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-56010

MESO NUMISMATICS, INC.

(Exact name of registrant as specified in its charter)

Nevada	88-0492191
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

433 Plaza Real Suite 275

Boca Raton, Florida 33432

(Address of principal executive offices)

(800) 889-9509

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller Reporting Company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

As of May 22, 2019, there were 4,935,446 shares outstanding of the registrant’s common stock.

MESO NUMISMATICS, INC.

i

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

MESO NUMISMATICS, INC.

(Formerly Pure Hospitality Solutions, Inc.)

CONSOLIDATED BALANCE SHEETS

(unaudited)

	As of
	March 31, 2019	December 31, 2018
ASSETS

Current assets
Cash and restricted cash	$578	$30,834
Total current assets	578	30,834
Property and equipment, net	3,600	3,800
Total assets	$4,178	$34,634

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current note payable, net	$890,015	$812,827
Accrued interest	458,234	437,458
Derivative liability	5,483,680	2,938,317
Accounts payable and accrued liabilities	393,805	384,596
Total current liabilities	7,225,734	4,573,198
Total liabilities	$7,225,734	$4,573,198

Stockholders’ equity
Common stock, $0.001 par value per share; 6,500,000,000 shares authorized; 6,503,338 shares issued and 4,901,024 outstanding for the quarter ended March 31, 2019 and year ended December 31, 2018, respectively	4,900	4,900
Preferred stock, $0.001 par value per share; 1,000,000 shares authorized of which 1,000,000 designated as Series AA; 1,000,000 shares issued and outstanding for the quarter ended March 31, 2019 and year ended December 31, 2018, respectively	1,000	1,000
Preferred stock, $0.001 par value per share; 1,000,000 shares authorized of which 1,000,000 designated as Series BB; 646,184 shares issued and 444,135 shares outstanding for the quarter ended March 31, 2019 and year ended December 31, 2018, respectively	444	444
Additional paid in capital	20,835,425	20,835,425
Accumulated deficit	(28,063,325)	(25,380,333)
Total stockholders’ equity	(7,221,556)	(4,538,564)
Total liabilities and stockholders’ equity	$4,178	$34,634

The accompanying notes are an integral part of these audited consolidated financial statements.

MESO NUMISMATICS, INC.

(Formerly Pure Hospitality Solutions, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended March 31,
	2019	2018
Revenue	$11,916	$17,698
Cost of revenue	3,456	4,480
Gross profit	8,460	13,218

Operating expenses
Advertising and marketing	233	3,456
Professional fees	53,454	26,737
Officer compensation	24,724	5,889
Rent	200	-
Investor relations	13,750	418
General and administrative	5,878	6,867
Total operating expenses	98,239	42,867

Other income (expense)
Interest expense	(97,968)	(98,131)
Gain (loss) on debt settlement	-	3,205
Derivative financial instruments	(2,482,993)	-
Other expense	(12,252)	(13,596)
Net loss	$(2,862,992)	$(138,171)

Net loss per common share, basic and diluted	$(0.58)	$(0.04)

Weighted average number of shares of common stock outstanding, basic and diluted	4,901,024	3,883,747

The accompanying notes are an integral part of these audited consolidated financial statements.

MESO NUMISMATICS, INC.

(Formerly Pure Hospitality Solutions, Inc.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2019 and the Year Ended December 31, 2018

(unaudited)

	Common Stock		Series AA Preferred Stock		Series BB Preferred Stock		Additional Paid In	Stock	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total
Balance, December 31, 2017	3,743,106	$3,743	1,000,000	$1,000	390,061	$390	20,756,011	$2	$(23,322,767)	$(2,561,621)
Conversion of convertible debt	1,154,395	1,153	-	-	-	-	29,098	-	-	30,251
Conversion of Preferred Series BB	3,494	4	-	-	(368)	(1)	(3)	-	-	-
Debt settlement	-	-	-	-	20,212	21	(19)	(2)	-	-
Preferred issued as part of incentive program	-	-	-	-	34,230	34	1,788	-	-	1,822
Gain on debt settlement	-	-	-	-	-	-	3,292	-	-	3,292
Derivative accounting adjustment	-	-	-	-	-	-	45,258	-	-	45,258
Rounding shares for common stock reverse split	29
Net loss	-	-	-	-	-	-	-	-	(2,057,566)	(2,057,566)
Balance, December 31, 2018	4,901,024	$4,900	1,000,000	$1,000	444,135	$444	$20,835,425	$-	$(25,380,333)	$(4,538,564)

Net loss	-	-	-	-	-	-	-	-	(2,682,992)	(2,682,992)
Balance, March 31, 2019	4,901,024	$4,900	1,000,000	$1,000	444,135	$444	$20,835,425	$-	$(28,063,325)	$(7,221,556)

The accompanying notes are an integral part of these audited consolidated financial state.

MESO NUMISMATICS, INC.

(Formerly Pure Hospitality Solutions, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,682,992)	$(138,171)
Non-cash adjustments to reconcile net loss to net cash:
Amortization of debt discount	77,188	83,680
Depreciation and amortization expense	200	-
Change in derivative liabilities	2,482,993	184,986
Shares issued for services	-	307
Gain (loss) on debt settlement	-	-
Changes in operating assets and liabilities:
Prepaid expenses	-	(2,242)
Accounts payable and accrued liabilities	29,985	(163,497)
CASH PROVIDED/(USED) BY OPERATING ACTIVITIES	(92,626)	(34,937)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on note payable	-	-
Proceeds from issuance of debt	62,370	28,668
CASH PROVIDED/(USED) BY FINANCING ACTIVITIES	62,370	28,668

Net increase (decrease) in cash	(30,256)	(6,269)

Cash, beginning of year	30,834	7,750

Cash, end of year	$578	$1,481

NON-CASH FINANCING ACTIVITIES:
Debt settlements with common stock	$-	$16,228
Debt settlements with stock payable	$-	$20
Discount issued on convertible debt	$62,370	$-

The accompanying notes are an integral part of these audited consolidated financial statements.

MESO NUMISMATICS, INC.

(Formerly Pure Hospitality Solutions, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Nature of Business

Meso Numismatics, Inc. (the “Company”) was originally organized under the laws of the state of Washington in 1999, as Spectrum Ventures, LLC to develop, market and sell VOIP (Voice Over Internet Protocol) services. In 2002, the Company changed its name to Nxtech Wireless Cable Systems, Inc. In August 2007, the Company changed its name to Oriens Travel and Hotel Management Corp. In November 2014, the Company changed its name to Pure Hospitality Solutions, Inc.

On November 16, 2016, the Company entered into an Agreement and Plan of Merger between the Company and Meso Numismatics Corp. (“Meso”). The acquisition of Meso is to support the Company’s overall mission of specializing in ventures related to Central America and the Latin countries of the Caribbean, not limited to tourism. Meso is a small but scalable numismatics operation that the Company can leverage for low cost revenues and product marketing.

Meso Numismatics maintains an online store with eBay (www.mesocoins.com) and participates in live auctions with major companies such as Heritage Auctions, Stacks Bowers Auctions and Lyn Knight Auctions.

The acquisition was completed on August 4, 2017 following the Company issuance of 25,000 shares of Series BB preferred stock to Meso to acquire one hundred (100%) percent of Meso’s common stock. The Company accounted for the acquisition as common control, as Melvin Pereira, the CEO and principal shareholder of the Company, controls, operates and owns both companies. On November 16, 2016, the date of the Merger Agreement, and June 30, 2017, the date of the Debt Settlement Agreement, Melvin Pereira, CEO of Pure Hospitality Solutions, owned 100% of the stock of Meso Numismatics. Pure Hospitality Solutions, Inc. and Meso Numismatics first came under common control on June 30, 2017.

On September 4, 2017, the Company decided to suspend its booking operations, Oveedia, to focus on continuing to build its numismatic business, Meso Numismatics. The Company did, however, use its footprint within the Latin American region to expand Meso Numismatics quickly.

In September 2018, the Company changed its name to Meso Numismatics, Inc. and was approved by FINRA, and on September 26, 2018, the new ticker symbol MSSV became effective as of October 16, 2018.

On July 2, 2018, the Board of Directors authorized and shareholders approved a 1-for-1,000 reverse stock split of its issued and outstanding shares of common stock held by the holders of record. The prior year financials have been changed to reflect the 1-for-1,000 reverse stock split.

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

Cash and Cash Equivalents

The Company considers all highly liquid accounts with original maturities of three months or less to be cash equivalents. At March 31, 2019 and December 31, 2018, all of the Company’s cash was deposited in major banking institutions. There were no cash equivalents as of March 31, 2019 and December 31, 2018.

Inventory

The Company’s inventory is comprised of roughly 50% coins and medals and 50% paper money. The Company has a meticulous process for the acquisition and sales process for each coin item. The Company specializes in coins from the Meso region, but also acquires coins and medals from elsewhere around the world

As of March 31, 2019, the Company is working on an inventory tracking system by serial number. Until such time as an inventory tracking system exists, the inventory costs cannot be properly confirmed. Any inventory balances are therefore expensed during each reporting period.

Derivative Instruments

The derivative instruments are accounted for as liabilities. The derivative instrument is initially recorded at its fair market value and is then re-valued at each reporting date, with changes in fair value recognized in operations for each reporting period. The Company uses the Binomial option pricing model to value the derivative instruments.

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products by applying the following steps: (1) identifying the contract with a customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to each performance obligation in the contract; and (5) recognizing revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured. The Company recognizes revenues and the related costs when persuasive evidence of an arrangement exists; delivery and acceptance has occurred; or service has been rendered, the price is fixed or determinable, and collection of the resulting receivable is reasonably assured. Amounts invoiced or collected in advance of product delivery or providing services are recorded as deferred revenue. The Company accrues for sales returns, bad debts, and other allowances based on its historical experience.

The Company acquires rare coins and banknotes from Latin America at reduced costs, which it then sends to Numismatic Guaranty Corporation and Paper Money Guaranty for authentication and grading. Once graded, the inventory is transferred to Meso’s Florida-based location and then sent around the world to the Company’s many customers, with sales recorded net of fees.

Income Taxes

The Company uses the liability method to record income tax activity. Deferred taxes are determined based upon the estimated future tax effects of differences between the financial reporting and tax reporting bases of assets and liabilities, given the provisions of currently enacted tax laws.

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

Fair value is defined as the price which would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three-tier fair value hierarchy which prioritizes the inputs used in the valuation methodologies is as follows:

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

At March 31, 2019 and December 31, 2018, the carrying amounts of the Company’s financial instruments, including cash, accounts payable, and accrued expenses, approximate their respective fair value due to the short-term nature of these instruments.

At March 31, 2019 and December 31, 2018, the Company does not have any assets or liabilities except for derivative liabilities and convertible notes payable required to be measured at fair value in accordance with FASB ASC Topic 820, Fair Value Measurement.

The following presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on non-recurring basis as of March 31, 2019 and December 31, 2018,

	Level 1	Level 2	Level 3	Total
March 31, 2019
Convertible Notes Payable, net of discount	$890,015	$-	$-	$890,015
Derivative Liability	5,483,680	-	-	5,483,680
Total	$6,373,695	$-	$-	$6,373,695

December 31, 2018
Convertible Notes Payable, net of discount	$812,827	$-	$-	$812,827
Derivative Liability	2,938,317	-	-	2,938,317
Total	$3,751,144	$-	$-	$3,751,144

Comprehensive Income

The Company records comprehensive income as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Other comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. As of March 31, 2019 and December 31, 2018, the Company had no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Stock-Based Compensation

Stock-based compensation costs are measured at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The Company determines the fair value of awards using the Black-Scholes valuation model.

New Accounting Pronouncements

In May 2014, ASU 2014-09 was issued, relating to revenue from contracts with customers. The ASU was further amended in August 2015, March 2016, April 2016, and May 2016 by ASU 2015-14, 2016-08, 2016-10 and 2016-12.

In August 2015, the effective date was deferred to reporting periods, including interim periods, beginning after December 31, 2017, and will be applied retrospectively. Early adoption is not permitted.

Since ASU 2014-09 was issued, several additional ASUs have been issued to clarify various elements of the guidance. These standards provide guidance on recognized revenue, including a five-step model to determine when revenue recognition is appropriate. The standard requires that an entity recognize revenue to depict the transfer of control of promised goods or services to customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Effective January 1, 2018, the Company has adopted ASU 2014-09, “Revenue from Contracts with Customers”. The results of operations for the reported periods after January 1, 2018 will be presented under this amended guidance, while prior period amounts are reported in accordance with ASC 605-Revenue Recognition.

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

In February 2016, FASB issued ASU 842 that requires lessees to recognize lease assets and corresponding lease liabilities on the balance sheet for all leases with terms of more than 12 months. The update, which supersedes existing lease guidance, will continue to classify leases as either finance or operating, with the classification determining the pattern of expense recognition in the income statement.

The ASU will be effective for annual and interim periods beginning January 1, 2019, with early adoption permitted, and is applicable on a modified retrospective basis with various optional practical expedients. The Company adopted the ASU 842 effective January 1, 2019 but had no leases that caused implementation in the period ending March 31, 2019 to assets and liabilities.

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retroactive application of any accounting pronouncements issued subsequent to March 31, 2019 through the date these financial statements were issued.

Going Concern

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, resulting in an accumulated deficit of approximately $28,063,325 and negative working capital of $7,225,156 as of March 31, 2019 and future losses are anticipated. These factors, among others, generally tend to raise substantial doubt to continue as a going concern as to its ability to obtain additional long-term debt or equity financing in order to have the necessary resources to further design, develop and launch the website and market the Company’s new service.

In order to continue as a going concern, the Company needs to develop a reliable source of revenues, and achieve a profitable level of operations in the future and/or to obtain the necessary financing to meet its obligations arising from normal business operations when they come due.

Accordingly, the audited financial statements account for the Company as if it is a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or other adjustments that might be necessary should the Company be unable to continue as a going concern.

To fund basic operations for the next twelve months, the Company projects a need for $750,000 that will have to be raised through debt or equity. In addition to the estimated $300,000 for operating expenses, the Company is budgeting $180,000 for advertising and marketing and $90,000 for new technology. To attract more customers to Meso Numismatics, the Company plans on hiring an advertising firm and placing more ads on sites such as those of NGC and PMG. Along with the advertising program, the Company plans on investing in upgrading and expanding the Meso App. To continue expanding sales, the Company plans to invest $90,000 to acquire additional inventory, along with exploring possible acquisitions, which the Company estimates will require approximately $100,000.

Business Combinations

In the third quarter of 2017, the Company issued 25,000 Series BB Preferred Stock per the terms of the June 30, 2017 Debt Settlement Agreement to complete the acquisition of Meso Numismatics, fully satisfying the Merger Agreement, which was first entered into on November 16, 2016. The Company accounted for the acquisition as common control, as Melvin Pereira, the CEO and principal shareholder of the Company, controls, operates and owns both companies. On November 16, 2016, the date of the Merger Agreement and June 30, 2017, the date of the Debt Settlement Agreement, Melvin Pereira, CEO of Pure Hospitality Solutions, owned 100% of the stock of Meso Numismatics. Pure Hospitality Solutions, Inc. and Meso Numismatics first came under common control on June 30, 2017.

NOTE 3 – NOTES PAYABLE

Convertible Notes Payable

During 2003 through 2016, the Company entered into a series of convertible debentures, which bear interest at a rate varying from 0 to 10 percent, due on an annual basis. Any amount of interest which is not paid when due shall bear interest at 0 to 10 percent until paid in full.

Throughout 2014 and 2015, these particular convertible notes payable have been partitioned and sold in portions to multiple third parties in a combined amount totaling in excess of $450,000. In the majority of cases, these convertible notes payable, because they were in default, were subject to term adjustments at the note holders’ request. Thus, when the convertible notes payable were purchased, the new debt holders (generally) negotiated new terms with the Company. To this end, the Company would issue new notes, referred to as “replacement notes,” which often resulted in slightly better terms.

These debentures are convertible, at the investors’ sole option, into shares of common stock at the following terms:

●	a 50 percent discount to the lowest closing bid price during the 10 days immediately preceding the conversion date as reported on the National Quotations Bureau OTCQB exchange;

●	a 50 percent discount to the average of the three lowest traded prices during the 20 days immediately preceding the conversion date as quoted by Bloomberg LP;

●	either (i) a 50 percent discount to the lowest closing bid price during the 10 days immediately preceding the conversion date as reported on the National Quotations Bureau OTCQB exchange, or (ii) a fixed conversion price of $0.00005 per share during any time whereby the current day market price is at or greater than $0.01;

●	a 40 percent discount to the average of the three lowest traded prices during the 20 days immediately preceding the conversion date as quoted by Bloomberg LP; or

●	either (i) a 40 percent discount to the 10 days average daily trading price immediately preceding the conversion date, or (ii) at a fixed conversion price of $0.001 per share during any time whereby the current day market price is at or less than $0.075.

During the periods ending March 31, 2019 and December 31, 2018 the Company received $0 and $63,000, respectively, in advances on existing convertible notes and $62,370 and $208,724, respectively, from funding on new convertible notes.

From 2016 to present, the Company has entered into Convertible Debentures with Union Capital LLC. The promissory note agreements bear interest at eight (8%) percent and have a one (1) year maturity date. The notes may be repaid in whole or in part at any time prior to maturity. There are no shares of common stock issuable upon the execution of the promissory notes. The notes are convertible, at the investors’ sole discretion, into shares of common stock at variable conversion prices. As of March 31, 2019, Union Capital LLC had advanced a total of $928,144 to the Company.

During the periods ending March 31, 2019 and December 31, 2018, the Company made no payments on the outstanding convertible notes, and converted $0 and $30,251, respectively, into 0 and 1,154,394 shares of common stock. As of March 31, 2019 and December 31, 2018, the balance of outstanding principal notes payable was $1,059,872 and $997,502, respectively.

	March 31,	December 31,
	2019	2018
Ajene Watson, LLC	$3,182	$3,182
Digital Arts Media Network	128,546	128,556
Union Capital, LLC	928,144	865,774
Current note payable	1,059,872	997,502
Less: Discount	169,857	184,675
Current note payable, net	$890,015	$812,827

Derivative Liabilities

The Company determined that the convertible notes outstanding as of March 31, 2019 and December 31, 2018 contained an embedded derivative instrument as the conversion price was based on a variable that was not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40.

The Company determined the fair values of the embedded convertible notes derivatives and tainted convertible notes using the lattice valuation model. During the period ended March 31, 2019, the Company incurred an expense of $2,482,993 as a result of changes in the fair values of the embedded convertible notes derivatives.

During the periods ending March 31, 2019 and March 31, 2018, the Company incurred losses of $0 and a gain of $3,205, respectively on the conversion of convertible notes. In connection with the convertible notes, the Company recorded $20,780 and $14,271, respectively, of interest expense and $77,188 and $83,860, respectively, of debt discount amortization expense. As of March 31, 2019 and December 31, 2018, the Company had approximately $458,234 and $437,458, respectively, of accrued interest.

NOTE 4 – STOCKHOLDERS EQUITY

Shares of Common Stock

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

As of March 31, 2019 and December 31, 2018, the Company has 4,901,024 shares of common stock issued and outstanding.

2019 Transactions

There have been no issuances of the Company’s common stock during the quarter ended March 31, 2019.

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

During 2014, the Company and S & M Chuah Enterprises Ltd. agreed to an exchange of 900,000,000 shares of common stock previously issued to S & M Chuah Enterprises Ltd., an entity controlled by Ken Chua, CEO and board member for 500,000 shares of Series AA Preferred Stock of the Company with a par value of $0.001 per share. The 900,000,000 shares of common stock were returned to the Company’s transfer agent for cancellation. The shares were valued on the date of the agreement using the par value of $0.001, since the shares were non-convertible and non-tradable with super voting rights only.

During 2014, the Company and E-Network de Costa Rica S.A., an entity controlled by Melvin Pereira, mutually agreed to issue an amount of 500,000 shares of Series AA Preferred Stock of the Company with a par value $0.001 per share as a compensation for becoming the new CEO of Pure Hospitality Solutions Inc. The shares were valued on the date of the agreement and are non-convertible and non-tradable with super voting rights only.

As of March 31, 2019 and December 31, 2018, the Company had 1,000,000 preferred shares of Series AA Preferred Stock issued and outstanding.

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

Each holder of outstanding shares of Series BB Preferred Stock shall be entitled to convert on a 1-for-1 basis into shares of the Company’s common stock, any or all of their shares of Series BB Preferred Stock after a minimum of six (6) months have elapsed from the issuance of the preferred stock to the holder. The Series BB Preferred Stock has no voting rights until the Holder redeems the preferred stock into the Company’s common stock. The Series BB Preferred Stock shall not be adjusted by the Company.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company currently shares its corporate registered offices with Ajene Watson LLC at 3265 Johnson Avenue, Suite 213, Riverdale, NY 10463. The lease is for a year-to-year term. During the quarter ended March 31, 2019 and the year ended December 31, 2018, the Company incurred no material rent expenses. The Company had no leases that required implementation of ASU 842 in the period ending March 31, 2019 to assets and liabilities.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

On May 12, 2015, the Company issued a convertible promissory Note (the “Note”) in the principal amount of $25,000 to Tarpon Bay Partners, LLC (“Tarpon Bay”), whose principal at the time is now known as a “Bad Actor” under SEC rules. On or about January 23, 2017, Tarpon Bay elected to convert principal and interest under the Note into shares of the Company’s common stock. On or about June 6, 2017 the Note was assigned to J.P. Carey Enterprises, Inc. (“J.P.”). On or about June 7, 2017, J.P. elected to convert principal and interest under the Note into shares of the Company’s common stock. Joseph Canouse, a principal at J.P., initiated a lawsuit against the Company in Fulton County Court, in Georgia for, among other things, breach of contract. A default judgment was entered into against the Company for failure to response to these claims. The court then issued an Order of Judgement against the Company in the amount of $282,500 which was recorded in accounts payable as of December 31, 2017. The Company appealed the Courts’ decision and in November 2018, while the Court of Appeals affirmed liability under the judgment, the Court of Appeals vacated the award of the entire judgment amount and remanded the case back to the trial court with instructions.

NOTE 7 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	March 31, 2019	December 31, 2018
Computer and office equipment	$4,000	$4,000
Less: accumulated depreciation	(400)	(200)
Total property and equipment, net	$3,600	$3,800

NOTE 8 – SUBSEQUENT EVENTS

On April 22, 2019, the Company issued 34,422 shares of common stock for the conversion of 3,010 shares of Series BB Preferred Stock at the holder’s request.

On April 30, 2019, the Company entered into a Convertible Debenture with Union Capital LLC in the amount of $31,500. This Convertible Debenture agreement bears interest at eight (8%) percent and has a one (1) year maturity date. This Convertible Debenture may be repaid in whole or in part any time prior to maturity. There are no shares of common stock issuable upon the execution of the promissory note. The note is convertible, at the investor’s sole discretion, into shares of common stock at variable conversion prices.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is a supplement to the accompanying condensed financial statements and provides additional information on Meso Numismatics’ (“Meso” or the “Company’) business, current developments, financial condition, cash flows and results of operations.

When we say “we,” “us,” “our,” “Company,” or “Meso,” we mean Meso Numismatics, Inc.

Please see our Annual Form 10-K and Audited Financial Statements filed with SEC.GOV for the fiscal year ended December 31, 2018 for a complete description of our business and accounting practices.

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

Results of Operations

Below is a summary of the results of operations for the three months ending March 31, 2019 and 2018.

	For the Three Months Ended March 31,
	2019	2018	$ Change	% Change
Revenue	$11,916	$17,698	$(5,782)	-32.67%
Cost of revenue	3,456	4,480	(1,024)	-22.87%
Gross profit	8,460	13,218	(4,757)	-35.99%

Operating expenses
Advertising & marketing	233	3,456	(3,223)	-93.26%
Professional fees	53,454	26,237	27,217	103.74%
Officer compensation	24,724	5,889	18,834	319.80%
Rent	200	-	200	100.00%
Investor relations	13,750	418	13,332	3192.07%
General & administrative	5,879	6,866	(988)	-14.39%
Total operating expenses	98,240	42,867	55,373	129.17%

Other income (expense)
Interest expense	(97,968)	(98,131)	32,835	-25.10%
Gain (loss) on debt settlement	-	3,205	(3,205)	-100.00%
Derivative financial instruments	(2,482,993)	-	(2,482,993)	100%
Other income (expense)	(12,252)	(13,596)	1,344	-9.88%
Net income (loss)	$(2,682,992)	$(138,171)	$(2,544,821)	1,941.79%

Results of Operations for the Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

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

Gross profit

Revenue from the sale of coins, metals and paper money for the three months ended March 31, 2019 was $11,916 compared to $17,698 of revenue for the same period in 2018. As a result of the grading process, which is the key factor in determining value and ultimately gross profit on the sale of products the company generated a 71% gross profit of $8,460 for the three months ended March 31, 2019 compared to a 75% gross profit of $13,218 for the same period in 2018. The key reason for the 4% decrease in gross profit was a result of the grade of the products sold

Operating expenses

Operating expenses increased by 129% in the amount of $55,373 for the three months ended March 31, 2019, compared to the same period in 2018, listed below are the major changes to operating expenses:

Professional fees increased by $27,217 for the three months ended March 31, 2019, compared to the same period in 2018, primarily due to audit and accounting expenses.

Officer compensation increased by $18,834 for the three months ended March 31, 2019, compared to the same period in 2018, primarily due to more expense reimbursements paid to Melvin Pereira, CEO of Meso Numismatics in 2018.

Investor relations expenses increased by $13,332 for the three months ended March 31, 2019, compared to the same period in 2018, primarily due to amounts associated with filings.

Other income (expense)

Other income (expense) increased by $2,482,993 for the three months ended March 31, 2019, compared to the same period in 2018, primarily as a result of the change in fair market value of the convertible notes in 2019 along with increase of unamortized discount on debt.

Liquidity and Capital Resources

Since inception, the Company has financed its operations through private placements and convertible notes. The following is a summary of the cash and cash equivalents as of March 31, 2019 and 2018.

	As of March 31,
	2019	2018	$ Change	% Change
Cash and cash equivalents	$578	$1.481	$(902)	-60.92%

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

Summary of Cash Flows

Below is a summary of the Company’s cash flows for the years ended March 31, 2019 and 2018.

	For the Three Months Ended March 31,
	2019	2018
Net cash used in operating activities	$(92,626)	$(34,937)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	62,370	28,668
Net increase (decrease) in cash and cash equivalents	$(30,256)	$(6,269)

Operating activities

Net cash used in operating activities was $92,626 during the three months ended March 31, 2019 and consisted of a net loss of $2,682,992, which was offset by a net change in operating assets and liabilities of $29,985 offset by non-cash items of $2,560,381. The primary non-cash items for the three months ended March 31, 2019, consisted of amortization of debt discount of $77,188 and change in derivative liabilities of $2,482,993. The significant change in operating assets and liabilities was an increase of $29,985 in accounts payable.

Net cash used in operating activities was $34,937 during the three months ended March 31, 2018 and consisted of a net loss of $138,171, and net change in operating assets and liabilities of $165,739 offset by non-cash items of $268,973. Non-cash items for the three months ended March 31, 2018, consisted of amortization of debt discount of $83,680 and change in derivative liabilities of $184,986 and change in accounts payable of $163,497. The significant item in the change in operating assets and liabilities was a decrease of $2,242 in prepaid expenses.

Financing activities

Net cash provided by financing activities was approximately $62,370 for the three months ended March 31, 2019, as compared to net cash provided by investing activities of $28,668 during the same period in 2018. In 2019, $62,370 consisted of proceeds received from the issuance of convertible notes compared to $28,668 during the same period in 2018.

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

Off-Balance Sheet Arrangements

As of March 31, 2019, the Company had no off-balance sheet arrangements.

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

Stock-Based Compensation

Stock-based compensation costs are measured at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The Company determines the fair value of awards using the Black-Scholes valuation model.

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

At March 31, 2019 and December 31, 2018, the carrying amounts of the Company’s financial instruments, including cash, accounts payable and accrued expenses, approximate their respective fair value due to the short-term nature of these instruments.

At March 31, 2019 and December 31, 2018, the Company does not have any assets or  convertible notes payable and liabilities except for derivative liabilities required to be measured at fair value in accordance with FASB ASC Topic 820, Fair Value Measurement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act.  Based on the controls evaluation, our Principal Executive Officer and Principal Financial Officer concluded that as of the date of their evaluation, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting as discussed in Item 9A. Controls and Procedures of the Company’s Form 10-K for the fiscal year ended December 31, 2018, under the heading “Management’s Report on Internal Control Over Financial Reporting” and that continued to exist as of March 31, 2019 and did not provide reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our Chief Executive Officer and President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on April 17, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There have been no unregistered sales of equity securities that have not been previously disclosed in a Current Report on Form 8-K filed with the Securities and Exchange Commission.

Item 3. Defaults upon Senior Securities

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

There is no other information required to be disclosed under this item which has not been previously reported.

Item 6. Exhibits

Incorporated by
Exhibit		Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350.
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Linkbase Document.				X
101.CAL	XBRL Taxonomy Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Presentation Linkbase Document.				X

*	Furnished Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

MESO NUMISMATICS, INC.

Dated: May 23, 2019	By:	/s/ Melvin Pereria
Melvin Pereria
Principal Executive Officer
Principal Financial Officer and Principal Accounting Officer