Form 10-Q
period 2019-06-30
MESO NUMISMATICS, INC.
filed 2019-08-14
CIK 1760026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2019

or

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

As of August 14, 2019, there were 4,935,446 shares outstanding of the registrant’s common stock.

MESO NUMISMATICS, INC.

i

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

MESO NUMISMATICS, INC.

(Formerly Pure Hospitality Solutions, Inc.)

CONSOLIDATED BALANCE SHEETS

	As of
	June 30, 2019	December 31, 2018
ASSETS

Current assets
Cash and restricted cash	$40,148	$30,834
Total current assets	40,148	30,834
Property and equipment, net	3,400	3,800
Total assets	$43,548	$34,634

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current note payable, net	$972,605	$812,827
Accrued interest	479,563	437,458
Derivative liability	2,463,916	2,938,317
Accounts payable and accrued liabilities	405,295	384,596
Total current liabilities	4,321,379	4,573,198
Total liabilities	4,321,379	4,573,198

Stockholders’ equity
Common stock, $0.001 par value per share; 6,500,000,000 shares authorized; 6,537,760 and 6,503,338 shares issued and 4,935,446 and 4,901,024 outstanding for the quarter ended June 30, 2019 and for the year ended December 31, 2018, respectively	4,935	4,901
Preferred stock, $0.001 par value per share; 1,000,000 shares authorized of which 1,000,000 designated as Series AA; 1,000,000 shares issued and outstanding for the quarter ended June 30, 2019 and year ended December 31, 2018, respectively	1,000	1,000
Preferred stock, $0.001 par value per share; 1,000,000 shares authorized of which 1,000,000 designated as Series BB; 643,174 and 646,184 shares issued and 441,125 and 444,135 shares outstanding for the quarter ended June 30, 2019 and for the year ended December 31, 2018, respectively	441	444
Additional paid in capital	20,837,906	20,835,424
Accumulated deficit	(25,122,113)	(25,380,333)
Total stockholders’ equity	(4,277,831)	(4,538,564)
Total liabilities and stockholders’ equity	$43,548	$34,634

The accompanying notes are an integral part of these audited consolidated financial statements.

MESO NUMISMATICS, INC.

(Formerly Pure Hospitality Solutions, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$7,188	$8,912	$19,104	$26,610
Cost of revenue	3,450	5,682	6,906	10,162
Gross profit	3,738	3,230	12,198	16,448

Operating expenses
Advertising and marketing	302	480	535	3,936
Professional fees	70,297	28,336	123,751	55,073
Officer compensation	12,332	15,334	37,056	21,223
Depreciation expense	200	-	400	-
Investor relations	745	915	14,495	1,333
General and administrative	1,762	6,944	7,640	13,811
Total operating expenses	85,638	52,009	183,877	95,376

Other income (expense)
Interest expense	(103,918)	(91,595)	(201,886)	(189,726)
Derivative financial instruments	3,141,063	185,295	658,070	185,295
Other expense	(14,033)	(10,718)	(26,285)	(21,109)
Net income (loss)	$2,941,212	$34,203	$258,220	$(104,468)

Net income (loss) per common share, basic	$0.60	$0.01	$0.05	$(0.03)

Weighted average number of shares of common stock outstanding, basic	4,927,129	4,067,601	4,914,146	3,976,212

Net income (loss) per common share, diluted	$0.04	$0.00	$0.00	$(0.03)

Weighted average number of common shares outstanding diluted	66,649,409	22,754,379	66,636,426	3,976,212

The accompanying notes are an integral part of these audited consolidated financial statements.

MESO NUMISMATICS, INC.

(Formerly Pure Hospitality Solutions, Inc.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Six Months Ended June 30, 2019 and the Year Ended December 31, 2018

	Common Stock		Series AA Preferred Stock		Series BB Preferred Stock		Additional Paid In	Stock	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total
Balance, December 31, 2017	3,743,106	$3,743	1,000,000	$1,000	390,061	$390	20,756,011	$2	$(23,322,767)	$(2,561,621)
Conversion of convertible debt	1,154,395	1,153	-	-	-	-	29,098	-	-	30,251
Conversion of Preferred Series BB	3,494	4	-	-	(368)	(1)	(3)	-	-	-
Debt settlement	-	-	-	-	20,212	21	(19)	(2)	-	-
Preferred issued as part of incentive program	-	-	-	-	34,230	34	1,788	-	-	1,822
Gain on debt settlement	-	-	-	-	-	-	3,292	-	-	3,292
Derivative accounting adjustment	-	-	-	-	-	-	45,258	-	-	45,258
Rounding shares for common stock reverse split	29	1					(1)			-
Net loss	-	-	-	-	-	-	-	-	(2,057,566)	(2,057,566)
Balance, December 31, 2018	4,901,024	$4,901	1,000,000	$1,000	444,135	$444	$20,835,424	$-	$(25,380,333)	$(4,538,564)
Conversion of Preferred Series BB	34,422	34			(3,010)	(3)	(31)			-
Loss on conversion of stock							2,513			2,513
Net income	-	-	-	-	-	-	-	-	258,220	258,220
Balance, June 30, 2019	4,935,446	$4,935	1,000,000	$1,000	441,125	$441	$20,837,906	$-	$(25,122,113)	$(4,277,831)

The accompanying notes are an integral part of these audited consolidated financial statements.

MESO NUMISMATICS, INC.

(Formerly Pure Hospitality Solutions, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$258,220	$(104,468)
Non-cash adjustments to reconcile net loss to net cash:
Amortization of debt discount	159,785	162,220
Depreciation and amortization expense	400	-
Change in derivative liabilities	(662,911)	115,082
Shares issued for services	-	27
Loss on conversion of stock	2,513	-
Changes in operating assets and liabilities:
Prepaid expenses	-	(1,129)
Accounts payable and accrued liabilities	62,797	(274,294)
CASH USED BY OPERATING ACTIVITIES	(179,196)	(102,562)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of debt	188,510	120,582
CASH PROVIDED BY FINANCING ACTIVITIES	188,510	120,582

Net increase in cash	9,314	18,020

Cash, beginning of year	30,834	7,750

Cash, end of year	$40,148	$25,770

NON-CASH FINANCING ACTIVITIES:
Debt settlement with common stock	$-	$16,228
Debt settlement with stock payable	$-	$18
Discount issued on debt	$188,510	$120,582
Conversion of preferred stock to common stock	$34	$-

The accompanying notes are an integral part of these audited consolidated financial statements.

MESO NUMISMATICS, INC.

(Formerly Pure Hospitality Solutions, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

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

On September 4, 2017, the Company decided to suspend its booking operations, Oveedia, to focus on continuing to build its numismatic business, Meso Numismatics. The Company did, however, use its footprint within the Latin American region to expand Meso Numismatics.

After receiving approval from FINRA, on September 26, 2018, the Company changed its name to Meso Numismatics, Inc. (the “Name Change”). In connection with the Name Change, the Company changed its trading symbol to MSSV.

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

Cash and Cash Equivalents

The Company considers all highly liquid accounts with original maturities of three months or less to be cash equivalents. At June 30, 2019 and December 31, 2018, all of the Company’s cash was deposited in major banking institutions. There were no cash equivalents as of June 30, 2019 and December 31, 2018.

Inventory

The Company’s inventory is comprised of roughly 50% coins and medals and 50% paper money. The Company has a meticulous process for the acquisition and sales process for each coin item. The Company specializes in coins from the Meso region, but also acquires coins and medals from elsewhere around the world

As of June 30, 2019, the Company is working on an inventory tracking system by serial number. Until such time as an inventory tracking system exists, the inventory costs cannot be properly confirmed. Any inventory balances are therefore expensed during each reporting period.

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

At June 30, 2019 and December 31, 2018, the carrying amounts of the Company’s financial instruments, including cash, accounts payable, and accrued expenses, approximate their respective fair value due to the short-term nature of these instruments.

At June 30, 2019 and December 31, 2018, the Company does not have any assets or liabilities except for derivative liabilities and convertible notes payable required to be measured at fair value in accordance with FASB ASC Topic 820, Fair Value Measurement.

The following presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on non-recurring basis as of June 30, 2019 and December 31, 2018,

	Level 1	Level 2	Level 3	Total
June 30, 2019
Convertible Notes Payable, net of discount	$972,605	$-	$-	$972,605
Derivative Liability	2,463,916	-	-	2,463,916
Total	$3,436,521	$-	$-	$3,436,521

December 31, 2018
Convertible Notes Payable, net of discount	$812,827	$-	$-	$812,827
Derivative Liability	2,938,317	-	-	2,938,317
Total	$3,751,144	$-	$-	$3,751,144

Comprehensive Income

The Company records comprehensive income as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Other comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. As of June 30, 2019 and December 31, 2018, the Company had no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retroactive application of any accounting pronouncements issued subsequent to June 30, 2019 through the date these financial statements were issued.

Going Concern

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, resulting in an accumulated deficit of approximately $25,122,113 and negative working capital of $4,281,231 as of June 30, 2019 and future losses are anticipated. These factors, among others, generally tend to raise substantial doubt to continue as a going concern as to its ability to obtain additional long-term debt or equity financing in order to have the necessary resources to further design, develop and launch the website and market the Company’s new service.

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

During the periods ending June 30, 2019 and December 31, 2018 the Company received $0 and $63,000, respectively, in advances on existing convertible notes and $188,510 and $208,724, respectively, from funding on new convertible notes.

From 2016 to present, the Company has entered into Convertible Debentures with Union Capital LLC. The promissory note agreements bear interest at eight (8%) percent and each have a one (1) year maturity date. These notes may be repaid in whole or in part at any time prior to maturity. There are no shares of common stock issuable upon the execution of the promissory notes. The notes are convertible, at the investors’ sole discretion, into shares of common stock at variable conversion prices. As of June 30, 2019, Union Capital LLC had advanced a total of $1,054,284 to the Company.

During the periods ending June 30, 2019 and December 31, 2018, the Company made no payments on the outstanding convertible notes, and converted $0 and $30,251, respectively, into 0 and 1,154,394 shares of common stock. As of June 30, 2019 and December 31, 2018, the balance of outstanding principal notes payable was $1,186,012 and $997,502, respectively.

	June 30,	December 31,
	2019	2018
Ajene Watson, LLC	$3,182	$3,182
Digital Asset Monetary Network (fka Digital Arts Media Network)	128,546	128,546
Union Capital, LLC	1,054,284	865,774
Current note payable	1,186,012	997,502
Less: Discount	213,407	184,675
Current note payable, net	$972,605	$812,827

Derivative Liabilities

The Company determined that the convertible notes outstanding as of June 30, 2019 and December 31, 2018 contained an embedded derivative instrument as the conversion price was based on a variable that was not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40.

The Company determined the fair values of the embedded convertible notes derivatives and tainted convertible notes using the lattice valuation model.

The balance of the fair value of the derivative liability as of December 31, 2018 and June 30, 2019 is as follows:

Balance at December 31, 2017	$1,449,389
Additions	263,503
Fair value loss	1,270,683
Conversions	(45,258)
Balance at December 31, 2018	2,938,317
Additions	188,510
Fair value gain	(662,911)
Balance at June 30, 2019	$2,463,916

During the periods ending June 30, 2019 and June 30, 2018, the Company incurred losses of $0 and a gain of $3,205, respectively, on the conversion of convertible notes. In connection with the convertible notes, the Company recorded $42,105 and $27,506, respectively, of interest expense and $159,778 and $162,220, respectively, of debt discount amortization expense. As of June 30, 2019 and December 31, 2018, the Company had approximately $479,563 and $437,458, respectively, of accrued interest.

NOTE 4 – STOCKHOLDERS EQUITY

Shares of Common Stock

In order to adhere to the Company’s contractual obligation to maintain the required reserve share amount for debtholders, the Board of Directors increased the number of authorized shares of common stock from (a) 200,000,000 to 500,000,000 during June 2015, (b) 500,000,000 to 1,500,000,000 during July 2015, and (c) 1,500,000,000 to 6,500,000,000 during March 2016.

On July 2, 2018, the Board of Directors authorized and shareholders approved a 1-for-1,000 reverse stock split of its issued and outstanding shares of common stock held by the holders of record. The below transactions have been changed to reflect the 1-for-1,000 reverse stock split.

As of June 30, 2019 and December 31, 2018, the Company has 4,935,446 and 4,901,024 shares of common stock issued and outstanding, respectively.

2019 Transactions

On April 22, 2019, 3,010 shares of the Company’s Series BB Preferred Stock were converted to 34,422 shares of the Company’s common stock during the quarter ended June 30, 2019. A loss of $2,513 was recorded on conversion of stock.

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

During 2014, the Company and S & M Chuah Enterprises Ltd. agreed to an exchange of 900,000,000 shares of common stock previously issued to S & M Chuah Enterprises Ltd., an entity controlled by Ken Chua, then CEO and member of the Board of Directors for 500,000 shares of Series AA Preferred Stock of the Company with a par value of $0.001 per share. The 900,000,000 shares of common stock were returned to the Company’s transfer agent for cancellation. The shares were valued on the date of the agreement using the par value of $0.001, since the shares were non-convertible and non-tradable with super voting rights only.

During 2014, the Company and E-Network de Costa Rica S.A., an entity controlled by Melvin Pereira, mutually agreed to issue an amount of 500,000 shares of Series AA Preferred Stock of the Company with a par value $0.001 per share as a compensation for becoming the CEO of Pure Hospitality Solutions Inc. The shares were valued on the date of the agreement and are non-convertible and non-tradable with super voting rights only.

As of June 30, 2019 and December 31, 2018, the Company had 1,000,000 shares of Series AA Preferred Stock issued and outstanding.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

On March 31, 2018, the Company changed its corporate registered offices to 433 Plaza Real, Suite 275, Boca Raton, Florida 33432. The lease is for a year-to-year term at $53.10 per month. Prior to March 31, 2019, the Company shares its corporate registered offices with Ajene Watson LLC at 3265 Johnson Avenue, Suite 213, Riverdale, NY 10463. The lease is for a year-to-year term. During the six months ended June 30, 2019 and the year ended December 31, 2018, the Company incurred no material rent expenses. The Company has no leases that required implementation of ASU 842 in the period ending June 30, 2019 to assets and liabilities.

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

NOTE 7 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	June 30, 2019	December 31, 2018
Computer and office equipment	$4,000	$4,000
Less: accumulated depreciation	(600)	(200)
Total property and equipment, net	$3,400	$3,800

NOTE 8 – SUBSEQUENT EVENTS

Letter of Intent

On July 1, 2019, Meso Numismatics, Inc. (the “Company”) entered into a binding letter of intent (the “Letter of Intent”) with two sellers (the “Sellers”) for the purchase of 51% of the issued and outstanding membership units (the “Membership Units”) of Arkkosoft Smart Solutions S.A., a Costa Rica corporation (d/b/a Green Pay “Green Pay”). The Letter of Intent provides that, contingent upon the Company receiving financing in the amount of approximately One Million USD ($1,000,000), the purchase price of the Membership Units of Green Pay shall equal an amount of shares of the Company’s Series BB Preferred Stock (the “Series BB Preferred”) equal to approximately One Million Seven Hundred and Fifty Thousand USD ($1,750,000) (the “Purchase Price”). The Letter of Intent also provides that the Company and the Sellers will negotiate the terms of a definitive purchase and sale agreement (the “Purchase Agreement”) for the purchase of the Membership Units.

Subject to the execution of a Purchase Agreement, the Letter of Intent sets forth that, subject to certain terms and conditions, the Company may repurchase up to one-half of the shares of the Series BB Preferred issued to the Sellers in connection with the close of the Purchase Agreement.

This Letter of Intent may be terminated upon mutual written consent of the Company and the Seller at any time prior to July 15, 2019 if a Purchase Agreement has not been entered into with a final closing date. As of the date of this filing,

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is a supplement to the accompanying condensed financial statements and provides additional information on Meso Numismatics’ (“Meso” or the “Company’) business, current developments, financial condition, cash flows and results of operations.

As used in this Quarterly Report on Form 10-Q and unless otherwise indicated, the terms “Company,” “we,” “us,” and “our” refer to Meso Numismatics, Inc. Unless otherwise specified, all dollar amounts are expressed in United States dollars.

This Quarterly Report on Form 10-Q includes a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) that reflect management’s current views with respect to future events and financial performance. These statements are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by the Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used herein, the words “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “future,” “intend,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to the Company’s business, industry, and the Company’s operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

 Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Please see our Annual Form 10-K and Audited Financial Statements filed with the United States Securities and Exchange Commission for the fiscal year ended December 31, 2018 for a complete description of our business and accounting practices.

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

Results of Operations

Below is a summary of the results of operations for the three months ending June 30, 2019 and 2018.

	For the Three Months Ended June 30,
	2019	2018	$ Change	% Change
Revenue	$7,188	$8,912	$(1,724)	-19.35%
Cost of revenue	3,450	5,682	(2,232)	-39.28%
Gross profit	3,738	3,230	507	15.70%

Operating expenses
Advertising and marketing	302	480	(178)	-37.08%
Professional fees	70,297	28,336	41,965	148.12%
Officer compensation	12,332	15,334	(3,002)	-19.58%
Depreciation expense	200	-	200	100.00%
Investor relations	745	915	(170)	-18.62%
General and administrative	1,762	6,934	(5,182)	-74.63%
Total operating expenses	85,638	52,009	29,924	53.71%

Other income (expense)
Interest expense	(103,918)	(91,595)	(12,323)	-13.45%
Derivative financial instruments	3,141,063	185,295	2,955,768	1595.17%
Other income (expense)	(14,033)	(10,718)	(3,315)	53.34%
Net income (loss)	$2,941,212	$34,203	$2,907,009	-7768.23%

Results of Operations for the Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

The relationship between gross profit and revenue is affected by the grade assigned to each coin or banknote. Once an item has been acquired it is sent for grading and authentication. Grading is the process of determining the grade or condition of the coin and banknote, which is the key factor in determining its value. Management carefully evaluates the grades assigned to each piece of merchandise and then decides which items will be sold through its eBay store, which items will be sold at live auction and which items will be traded for other items. The grade assigned will ultimately determine the sales price and gross profit the company will record when the items are sold.

Gross profit

Revenue from the sale of coins, metals and paper money for the three months ended June 30, 2019 was $7,188, compared to $8,912 of revenue for the same period in 2018. As a result of the grading process, which is the key factor in determining value and ultimately gross profit on the sale of products, the Company generated a 52% gross profit of $3,738 for the three months ended June 30, 2019 compared to a 36% gross profit of $3,230 for the same period in 2018. The key reason for the 16% increase in gross profit was a result of the grade of the products sold.

Operating expenses

Operating expenses increased by 65% in the amount of $33,633 for the three months ended June 30, 2019, compared to the same period in 2018. Listed below are the major changes to operating expenses:

Professional fees increased by $41,965 for the three months ended June 30, 2019, compared to the same period in 2018, primarily due to audit and accounting expenses.

Officer compensation decreased by $3,002 for the three months ended June 30, 2019, compared to the same period in 2018, primarily because more expense reimbursements were paid to Melvin Pereira, CEO of Meso Numismatics in 2019.

Investor relations expenses decreased by $5,182 for the three months ended June 30, 2019, compared to the same period in 2018, primarily due to amounts associated with filings.

Other income (expense)

Other income (expense) increased by $2,940,130 for the three months ended June 30, 2019, compared to the same period in 2018, primarily as a result of the change in fair market value of the convertible notes in 2019 along with an increase of unamortized discount on its debt.

Results of Operations

Below is a summary of the results of operations for the six months ending June 30, 2019 and 2018.

	For the Six Months Ended June 30,
	2019	2018	$ Change	% Change
Revenue	$19,104	$26,610	$(7,506)	-28.21%
Cost of revenue	6,906	10,162	(3,256)	-32.04%
Gross profit	12,199	16,448	(4,250)	-25.84%

Operating expenses
Advertising and marketing	535	3,936	(3,402)	-86.41%
Professional fees	123,751	55,073	68,678	124.71%
Officer compensation	37,056	21,223	15,833	-19.57%
Depreciation expense	400	-	400	100.00%
Investor relations	14,495	1,333	13,162	987.62%
General and administrative	7,640	13,811	(6,171)	-44.68%
Total operating expenses	183,877	95,375	88,501	92.79%

Other income (expense)
Interest expense	(201,886)	(189,726)	(12160)	6.41%
Derivative financial instruments	658,070	185,295	472,775	255.15%
Other income (expense)	(26,285)	(21,109)	(5,176)	24.52%
Net income (loss)	$258,220	$(104,468)	$362,688	347.18%

Results of Operations for the Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

The relationship between gross profit and revenue is affected by the grade assigned to each coin or banknote. Once an item has been acquired it is sent for grading and authentication. Grading is the process of determining the grade or condition of the coin and banknote, which is the key factor in determining its value. Management carefully evaluates the grades assigned to each piece of merchandise and then decides which items will be sold through its eBay store, which items will be sold at live auction and which items will be traded for other items. The grade assigned will ultimately determine the sales price and gross profit the company will record when the items are sold.

Gross profit

Revenue from the sale of coins, metals and paper money for the six months ended June 30, 2019 was $19,104, compared to $26,610 of revenue for the same period in 2018. As a result of the grading process, which is the key factor in determining value and ultimately gross profit on the sale of products, the Company generated a 64% gross profit of $12,198 for the six months ended June 30, 2019 compared to a 62% gross profit of $16,448 for the same period in 2018. The key reason for the 2% increase in gross profit was a result of the grade of the products sold.

Operating expenses

Operating expenses increased by .93% in the amount of $88,501 for the six months ended June 30, 2019, compared to the same period in 2018. Listed below are the major changes to operating expenses:

Professional fees increased by $68,678 for the six months ended June 30, 2019, compared to the same period in 2018, primarily due to audit and accounting expenses.

Officer compensation increased by $15,833 for the six months ended June 30, 2019, compared to the same period in 2018, primarily because more expense reimbursements were paid to Melvin Pereira, CEO of Meso Numismatics in 2018.

Investor relations expenses increased by $13,162 for the six months ended June 30, 2019, compared to the same period in 2018, primarily due to amounts associated with filings.

Other income (expense)

Other income (expense) increased by $362,688 for the six months ended June 30, 2019, compared to the same period in 2018, primarily as a result of the change in fair market value of the convertible notes in 2019 along with an increase of unamortized discount on its debt.

Liquidity and Capital Resources

Since inception, the Company has financed its operations through private placements and convertible notes. The following is a summary of the cash and cash equivalents as of June 30, 2019 and December 31, 2018.

	June 30,	December 31,
	2019	2018	$ Change	% Change
Cash and cash equivalents	$40,148	$30,834	$9,314	30.21%

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

Summary of Cash Flows

Below is a summary of the Company’s cash flows for the six months ended June 30, 2019 and 2018.

	For the Six Months Ended June 30,
	2019	2018
Net cash used by operating activities	$(179,196)	$(102,562)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	188,510	120,582
Net increase (decrease) in cash and cash equivalents	$9,314	$18,020

Operating activities

Net cash used in operating activities was $179,196 during the six months ended June 30, 2019 and consisted of net income of $258,220, which was offset by a net change in operating assets and liabilities of $62,797 offset by non-cash items of $500,213. The primary non-cash items for the six months ended June 30, 2019 consisted of amortization of debt discount of $159,785 and a change in derivative liabilities of $662,911. The significant change in operating assets and liabilities was an increase of $62,797 in accounts payable.

Net cash used in operating activities was $102,562 during the six months ended June 30, 2018 and consisted of a net loss of $104,468, and net change in operating assets and liabilities of $275,424 offset by non-cash items of $277,329. Non-cash items for the six months ended June 30, 2018 consisted of amortization of debt discount of $162,220 and a change in derivative liabilities of $115,082. The significant items in the change in operating assets and liabilities were decrease of $274,294 in accounts payable and a $1,129 decrease in prepaid expenses.

Financing activities

Net cash provided by financing activities was approximately $188,510 for the six months ended June 30, 2019, as compared to net cash provided by financing activities of $120,582 during the same period in 2018. In 2019, $188,510 consisted of proceeds received from the issuance of convertible notes compared to $120,582 during the same period in 2018.

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

Off-Balance Sheet Arrangements

As of June 30, 2019, the Company had no off-balance sheet arrangements.

Critical Accounting Policies

Our critical accounting policies have not materially changed during the six months ended June 30, 2019 and year ended December 31, 2018. Furthermore, the preparation of our financial statements is in conformity with generally accepted accounting principles in the United States of America, or GAAP. The preparation of our financial statements requires management to make judgments and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of expenses during the reporting period. Our management believes that we consistently apply these judgments and estimates, and the financial statements fairly represent all periods presented. However, any differences between these judgments and estimates and actual results could have a material impact on our statements of income and financial position.

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

At June 30, 2019 and December 31, 2018, the carrying amounts of the Company’s financial instruments, including cash, accounts payable and accrued expenses, approximate their respective fair value due to the short-term nature of these instruments.

At June 30, 2019 and December 31, 2018, the Company does not have any assets, convertible notes payable or liabilities except for derivative liabilities required to be measured at fair value in accordance with FASB ASC Topic 820, Fair Value Measurement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company does not hold any derivative instruments and does not engage in any hedging activities.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating the Company’s disclosure controls and procedures, its management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, the Company’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Principal Executive Officer and its Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act.  Based on the controls evaluation, the Principal Executive Officer and Principal Financial Officer concluded that as of the date of their evaluation, the Company’s disclosure controls and procedures were not effective due to the material weaknesses in the Company’s internal control over financial reporting as discussed in Item 9A. Controls and Procedures of the Company’s Form 10-K for the fiscal year ended December 31, 2018, under the heading “Management’s Report on Internal Control Over Financial Reporting” and that continued to exist as of June 30, 2019 and did not provide reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during its most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Other than as described below, to the Company’s knowledge, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of the Company or any of its subsidiaries, threatened against or affecting the Company, its common stock, any of its subsidiaries or of the Company’s or the Company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

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

Item 1A. Risk Factors

The Company believes there are no changes that constitute material changes from the risk factors previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on April 17, 2019.

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

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

There is no other information required to be disclosed under this item which has not been previously reported.

Item 6. Exhibits

Incorporated by
Exhibit		Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350.				X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350.				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Linkbase Document.				X
101.CAL	XBRL Taxonomy Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Presentation Linkbase Document.				X

*	Furnished Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

MESO NUMISMATICS, INC.

Dated: August 14, 2019	By:	/s/ Melvin Pereria
Melvin Pereria
Principal Executive Officer
Principal Financial Officer and Principal Accounting Officer