Form 10-Q
period 2019-09-30
MESO NUMISMATICS, INC.
filed 2019-11-15
CIK 1760026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2019

or

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

As of November 15, 2019, there were 5,336,177 shares outstanding of the registrant’s common stock.

MESO NUMISMATICS, INC.

i

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

MESO NUMISMATICS, INC.

(Formerly Pure Hospitality Solutions, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS

Current assets
Cash and restricted cash	$28	$30,834
Total current assets	28	30,834
Property and equipment, net	3,200	3,800
Total assets	$3,228	$34,634

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current note payable, net	$1,063,401	$812,827
Accrued interest	499,636	437,458
Derivative liability	4,026,778	2,938,317
Accounts payable and accrued liabilities	390,150	384,596
Total current liabilities	5,979,965	4,573,198
Total liabilities	5,979,965	4,573,198

Stockholders’ equity
Common stock, $0.001 par value per share; 6,500,000,000 shares authorized; 6,537,760 and 6,503,338 shares issued and 5,336,177 and 4,901,024 outstanding for the quarter ended September 30, 2019 and for the year ended December 31, 2018, respectively	5,336	4,901
Preferred stock, $0.001 par value per share; 1,000,000 shares authorized of which 1,000,000 designated as Series AA; 1,000,000 shares issued and outstanding for the quarter ended September 30, 2019 and year ended December 31, 2018, respectively	1,000	1,000
Preferred stock, $0.001 par value per share; 1,000,000 shares authorized of which 1,000,000 designated as Series BB; 643,174 and 646,184 shares issued and 441,125 and 444,135 shares outstanding for the quarter ended September 30, 2019 and for the year ended December 31, 2018, respectively	441	444
Additional paid in capital	20,873,539	20,835,424
Accumulated deficit	(26,857,053)	(25,380,333)
Total stockholders’ equity	(5,976,737)	(4,538,564)
Total liabilities and stockholders’ equity	$3,228	$34,634

The accompanying notes are an integral part of these condensed consolidated financial statements.

MESO NUMISMATICS, INC.

(Formerly Pure Hospitality Solutions, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$6,222	$11,689	$25,326	$38,299
Cost of revenue	1,804	6,761	8,710	16,923
Gross profit	4,418	4,928	16,616	21,376

Operating expenses
Advertising and marketing	54,580	529	55,115	4,465
Professional fees	33,892	36,131	157,643	91,204
Officer compensation	15,098	12,371	52,154	33,594
Depreciation expense	200	-	600	-
Investor relations	2,672	625	17,167	1,958
General and administrative	2,312	24,617	9,952	38,428
Total operating expenses	108,754	74,273	292,631	169,649

Other income (expense)
Interest expense	(123,316)	(248,408)	(325,202)	(438,134)
Derivative financial instruments	(1,478,954)	(303,398)	(820,884)	(118,103)
Other income (expense)	(28,334)	(7,108)	(54,619)	(28,217)
Net loss	$(1,734,940)	$(628,259)	$(1,476,720)	$(732,727)

Net loss per common share, basic and diluted	$(0.34)	$(0.16)	$(0.30)	$(1.19)

Weighted average number of shares of common stock outstanding, basic and diluted	5,083,542	3,940,506	4,971,232	3,940,506

The accompanying notes are an integral part of these condensed consolidated financial statements.

MESO NUMISMATICS, INC.

(Formerly Pure Hospitality Solutions, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Nine Months Ended September 30, 2019

	Common Stock		Series AA Preferred Stock		Series BB Preferred Stock		Additional Paid In	Stock	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total
Balance, December 31, 2018	4,901,024	4,901	1,000,000	1,000	444,135	444	20,835,424	-	(25,380,333)	(4,538,564)
Conversion of convertible debt	400,731	401	-	-	-	-	12,042	-	-	12,443
Conversion of Preferred Series BB	34,422	34	-	-	(3,010)	(3)	(31)	-	-	-
Loss on conversion of stock	-	-	-	-	-	-	10,612	-	-	10,612
Derivative accounting adjustment	-	-	-	-	-	-	15,492	-	-	15,492
Net loss									(1,476,720)	(1,476,720)
Balance, September 30, 2019	5,336,177	5,336	1,000,000	1,000	441,125	441	20,873,539	-	(26,857,053)	(5,976,737)

For the Three Months Ended September 30, 2019

	Common Stock		Series AA Preferred Stock		Series BB Preferred Stock		Additional Paid In	Stock	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total
Balance, July 1, 2019	4,935,446	4,935	1,000,000	1,000	441,125	441	20,837,906	-	(25,122,113)	(4,277,831)
Conversion of convertible debt	400,731	401	-	-	-	-	12,042	-	-	12,443
Loss on conversion of stock	-	-	-	-	-	-	8,099	-	-	8,099
Derivative accounting adjustment	-	-	-	-	-	-	15,492	-	-	15,492
Net loss									(1,734,940)	(1,734,940)
Balance, September 30, 2019	5,336,177	5,336	1,000,000	1,000	441,125	441	20,873,539	-	(26,857,053)	(5,976,737)

The accompanying notes are an integral part of these consolidated financial statements.

MESO NUMISMATICS, INC.

(Formerly Pure Hospitality Solutions, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Nine Months Ended September 30, 2018

	Common Stock		Series AA Preferred Stock		Series BB Preferred Stock		Additional Paid In	Stock	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total
Balance, December 31, 2017	3,743,106	3,743	1,000,000	1,000	390,061	390	20,756,011	2	(23,322,767)	(2,561,621)
Conversion of convertible debt	324,554	324	-	-	-	-	15,904	-	-	16,228
Debt settlement	-	-	-	-	20,212	20	(18)	(2)	-	-
Preferred issued as part of incentive program	-	-	-	-	15,021	15	(12)	-	-	3
Derivative accounting adjustment	-	-	-	-	-	-	27,712	-	-	27,712
Net loss									(732,727)	(732,727)
Balance, September 30, 2018	4,067,660	4,067	1,000,000	1,000	425,294	425	20,799,598	-	(24,055,494)	(3,250,405)

For the Three Months Ended September 30, 2018

	Common Stock		Series AA Preferred Stock		Series BB Preferred Stock		Additional Paid In	Stock	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total
Balance, July 1, 2018	4,067,660	4,067	1,000,000	1,000	424,910	425	20,799,598	-	(23,427,235)	(2,622,146)
Preferred issued as part of incentive program	-	-	-	-	384	-	-	-	-	-
Net loss									(628,259)	(628,259)
Balance, September 30, 2018	4,067,660	4,067	1,000,000	1,000	425,294	425	20,799,598	-	(24,055,494)	(3,250,405)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MESO NUMISMATICS, INC.

(Formerly Pure Hospitality Solutions, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,476,720)	$(732,727)
Non-cash adjustments to reconcile net loss to net cash:
Amortization of debt discount	257,916	387,897
Depreciation and amortization expense	600	-
Change in derivative liabilities	820,884	118,103
Shares issued for services	-	3
Loss on conversion of stock	10,612	-
Changes in operating assets and liabilities:
Prepaid expenses	-	(579)
Accounts payable and accrued liabilities	72,833	56,532
CASH USED IN OPERATING ACTIVITIES	(313,875)	(170,771)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment for purchase of properties and equipment	-	(4,000)
CASH USED IN INVESTING ACTIVITIES	-	(4,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of debt, net	283,069	197,332
CASH PROVIDED BY FINANCING ACTIVITIES	283,069	197,332

Net increase (decrease) in cash	(30,806)	22,561

Cash, beginning of year	30,834	7,750

Cash, end of year	$28	$30,311

NON-CASH FINANCING ACTIVITIES:
Debt settlement with common stock	$12,443	$16,228
Debt settlement with stock payable	$-	$20
Discount issued on debt	$297,850	$197,332
Conversion of preferred stock to common stock	$34	$-
Settlement of derivative discounts	$15,492	$27,712

The accompanying notes are an integral part of these condensed consolidated financial statements.

MESO NUMISMATICS, INC.

(Formerly Pure Hospitality Solutions, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

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

In September 2018, the Company changed its name to Meso Numismatics, Inc. which was approved by FINRA, and on September 26, 2018, the new ticker symbol MSSV became effective as of October 16, 2018.

On July 2, 2018, the Board of Directors authorized and shareholders approved a 1-for-1,000 reverse stock split of its issued and outstanding shares of common stock held by the holders of record. The prior year financials have been changed to reflect the 1-for-1,000 reverse stock split.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, E-Network de Costa Rica MA SA and Meso Numismatics Corp. All intercompany transactions have been eliminated.

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

Cash and Cash Equivalents

The Company considers all highly liquid accounts with original maturities of three months or less to be cash equivalents. At September 30, 2019 and December 31, 2018, all of the Company’s cash was deposited in major banking institutions. There were no cash equivalents as of September 30, 2019 and December 31, 2018.

Inventory

The Company’s inventory is comprised of roughly 50% coins and medals and 50% paper money. The Company has a meticulous process for the acquisition and sales process for each coin item. The Company specializes in coins from the Meso region, but also acquires coins and medals from elsewhere around the world

As of September 30, 2019, the Company is working on an inventory tracking system by serial number. Until such time as an inventory tracking system exists, the inventory costs cannot be properly confirmed. Any inventory balances are therefore expensed during each reporting period.

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

At September 30, 2019 and December 31, 2018, the carrying amounts of the Company’s financial instruments, including cash, accounts payable, and accrued expenses, approximate their respective fair value due to the short-term nature of these instruments.

At September 30, 2019 and December 31, 2018, the Company does not have any assets or liabilities except for derivative liabilities and convertible notes payable required to be measured at fair value in accordance with FASB ASC Topic 820, Fair Value Measurement.

The following presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on non-recurring basis as of September 30, 2019 and December 31, 2018:

	Level 1	Level 2	Level 3	Total
September 30, 2019
Convertible Notes Payable, net of discount	$1,063,401	$-	$-	$1,063,401
Derivative Liability	4,026,778	-	-	4,026,778
Total	$5,090,179	$-	$-	$5,090,179

December 31, 2018
Convertible Notes Payable, net of discount	$812,827	$-	$-	$812,827
Derivative Liability	2,938,317	-	-	2,938,317
Total	$3,751,144	$-	$-	$3,751,144

Comprehensive Income

The Company records comprehensive income as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Other comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. As of September 30, 2019 and December 31, 2018, the Company had no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

The ASU will be effective for annual and interim periods beginning January 1, 2019, with early adoption permitted, and is applicable on a modified retrospective basis with various optional practical expedients. The Company has already adopted.

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retroactive application of any accounting pronouncements issued subsequent to September 30, 2019 through the date these financial statements were issued.

Going Concern

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, resulting in an accumulated deficit of approximately $26,857,053 and negative working capital of $5,976,737 as of September 30, 2019 and future losses are anticipated. These factors, among others, generally tend to raise substantial doubt to continue as a going concern as to its ability to obtain additional long-term debt or equity financing in order to have the necessary resources to further design, develop and launch the website and market the Company’s new service.

In order to continue as a going concern, the Company needs to develop a reliable source of revenues, and achieve a profitable level of operations in the future and/or to obtain the necessary financing to meet its obligations arising from normal business operations when they come due.

Accordingly, the condensed consolidated financial statements account for the Company as if it is a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or other adjustments that might be necessary should the Company be unable to continue as a going concern.

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

During the periods ending September 30, 2019 and December 31, 2018 the Company received $0 and $63,000, respectively, in advances on existing convertible notes and $297,850 and $208,724, respectively, from funding on new convertible notes.

From 2016 to present, the Company has entered into Convertible Debentures with Union Capital LLC. The promissory note agreements bear interest at eight (8%) percent and have a one (1) year maturity date. The notes may be repaid in whole or in part at any time prior to maturity. There are no shares of common stock issuable upon the execution of the promissory notes. The notes are convertible, at the investors’ sole discretion, into shares of common stock at variable conversion prices. As of September 30, 2019, Union Capital LLC had advanced a total of $1,156,281 to the Company.

During the periods ending September 30, 2019 and December 31, 2018, the Company made no payments on the outstanding convertible notes, and converted $12,443 and $30,251, respectively, into 400,731 and 1,154,394 shares of common stock. As of September 30, 2019 and December 31, 2018, the balance of outstanding principal notes payable was $1,288,009 and $997,502, respectively.

	September 30,	December 31,
	2019	2018
Ajene Watson, LLC	$3,182	$3,182
Digital Asset Monetary Network (fka Digital Arts Media Network)	128,546	128,546
Union Capital, LLC	1,156,281	865,774
Current note payable	1,288,009	997,502
Less: Discount	224,608	184,675
Current note payable, net	$1,063,401	$812,827

Derivative Liabilities

The Company determined that the convertible notes outstanding as of September 30, 2019 and December 31, 2018 contained an embedded derivative instrument as the conversion price was based on a variable that was not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40.

The Company determined the fair values of the embedded convertible notes derivatives and tainted convertible notes using the lattice valuation model.

The balance of the fair value of the derivative liability as of December 31, 2018 and September 30, 2019 is as follows:

Balance at December 31, 2017	$1,449,389
Additions	263,503
Fair value gain	1,270,683
Conversions	(45,258)
Balance at December 31, 2018	2,938,317
Additions	283,069
Fair value gain	820,884
Conversions	(15,492)
Balance at September 30, 2019	$4,026,778

During the periods ending September 30, 2019 and September 30, 2018, the Company recorded $67,286 and $50,237, respectively, of interest expense and $257,916 and $387,897, respectively, of debt discount amortization expense. As of September 30, 2019 and December 31, 2018, the Company had approximately $499,636 and $437,458, respectively, of accrued interest.

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

As of September 30, 2019 and December 31, 2018, the Company has 5,336,177 and 4,901,024 shares of common stock issued and outstanding, respectively.

2019 Transactions

On April 22, 2019, 3,010 shares of the Company’s Series BB preferred stock were converted to 34,422 shares of the Company’s common stock during the quarter ended June 30, 2019. The shares were converted within the terms of their original issue terms or agreement; a loss of $2,513 was recorded.

On August 27, 2019, the Company issued 400,731 shares of common stock in conversion of $12,443 convertible notes payable at conversion price of $0.03105: a loss of $8,099 was recorded.

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

As of September 30, 2019 and December 31, 2018, the Company had 1,000,000 preferred shares of Series AA Preferred Stock issued and outstanding.

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

As of September 30, 2019 and December 31, 2018, the Company has 441,125 and 444,135 shares of Series BB Preferred Stock issued and outstanding, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

On March 31, 2018, the Company changed its corporate registered offices to 433 Plaza Real, Suite 275, Boca Raton, Florida 33432. The lease is for a year-to-year term at $53.10 per month. Prior to March 31, 2019, the Company shares its corporate registered offices with Ajene Watson LLC at 3265 Johnson Avenue, Suite 213, Riverdale, NY 10463. The lease is for a year-to-year term. During the nine months ended September 30, 2019 and the year ended December 31, 2018, the Company incurred no material rent expenses. The Company has no leases that required implementation of ASU 842 in the period ending September 30, 2019 to assets and liabilities.

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

NOTE 7 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	September 30, 2019	December 31, 2018
Computer and office equipment	$4,000	$4,000
Less: accumulated depreciation	(800)	(200)
Total property and equipment, net	$3,200	$3,800

NOTE 8 – SUBSEQUENT EVENTS

NONE

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

Results of Operations

Below is a summary of the results of operations for the three months ending September 30, 2019 and 2018.

	For the Three Months Ended September 30,
	2019	2018	$ Change	% Change
Revenue	$6,222	$11,689	$(5,467)	-46.77%
Cost of revenue	1,804	6,761	(4,957)	-73.32%
Gross profit	4,418	4,928	(510)	-10.34%

Operating expenses
Advertising and marketing	54,580	529	54,051	10,217.50%
Professional fees	33,892	36,131	(2,239)	-6.20%
Officer compensation	15,098	12,371	2,727	22.04%
Depreciation expense	200	-	200	100.00%
Investor relations	2,672	625	2,047	327.53%
General and administrative	2,312	24,617	(22,305)	-90.61%
Total operating expenses	108,754	74,273	34,481	46.42%

Other income (expense)
Interest expense	(123,316)	(248,408)	125,092	-50.36%
Derivative financial instruments	(1,478,954)	(303,398)	(1,175,556)	387.46%
Other income (expense)	(28,334)	(7,108)	(21,226)	298.61%
Net income (loss)	$(1,734,940)	$(628,259)	$(1,106,681)	174.15%

Results of Operations for the Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

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

Gross profit

Revenue from the sale of coins, metals and paper money for the three months ended September 30, 2019 was $6,222, compared to $11,689 of revenue for the same period in 2018. As a result of the grading process, which is the key factor in determining value and ultimately gross profit on the sale of products, the company generated a 71% gross profit of $4,418 for the three months ended September 30, 2019 compared to a 42% gross profit of $4,928 for the same period in 2018. The key reason for the 29% increase in gross profit was a result of the grade of the products sold along with the mix of coins versus banknotes.

Operating expenses

Operating expenses increased by 46% in the amount of $34,481 for the three months ended September 30, 2019, compared to the same period in 2018. Listed below are the major changes to operating expenses:

Advertising and marketing increased by $54,051 for the three months ended September 30, 2019, compared to the same period in 2018, primarily due to the company engaging a consulting company to assist in development of a marketing and communications strategy to increase sales and visibility of the Company’s products and services.

General and administrative expenses decreased by $22,305 for the three months ended September 30, 2019, compared to the same period in 2018, primarily due to inventory related items.

Other income (expense)

Other income (expense) increased by $1,071,690 for the three months ended September 30, 2019, compared to the same period in 2018, primarily as a result of the change in fair market value of the convertible notes in 2019.

Results of Operations

Below is a summary of the results of operations for the nine months ending September 30, 2019 and 2018.

	For the Nine Months Ended September 30,
	2019	2018	$ Change	% Change
Revenue	$25,326	$38,299	$(12,973)	-33.87%
Cost of revenue	8,710	16,923	(8,213)	-48.53%
Gross profit	16,616	21,376	(4,760)	-22.27%

Operating expenses
Advertising and marketing	55,115	4,465	50,650	-1,134.39%
Professional fees	157,643	91,204	66,439	72.85%
Officer compensation	52,154	33,594	18,560	55.25%
Depreciation expense	600	-	600	100.00%
Investor relations	17,167	1,958	15,209	776.75%
General and administrative	9,952	38,428	(28,476)	-74.10%
Total operating expenses	292,631	169,649	122,982	72.49%

Other income (expense)
Interest expense	(325,202)	(438,134)	112,932	-25.78%
Derivative financial instruments	(820,884)	(118,103)	(702,781)	595.06%
Other income (expense)	(54,619)	(28,217)	(26,402)	93.57%
Net income (loss)	$(1,476,720)	$(732,727)	$(743,993)	101.54%

Results of Operations for the Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

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

Gross profit

Revenue from the sale of coins, metals and paper money for the nine months ended September 30, 2019 was $25,326, compared to $38,299 of revenue for the same period in 2018. As a result of the grading process, which is the key factor in determining value and ultimately gross profit on the sale of products, the company generated a 66% gross profit of $16,616 for the nine months ended September 30, 2019 compared to a 56% gross profit of $21,376 for the same period in 2018. The key reason for the 10% increase in gross profit was a result of the grade of the products sold along with the mix of coins versus banknotes.

Operating expenses

Operating expenses increased by 72% in the amount of $122,982 for the nine months ended September 30, 2019, compared to the same period in 2018. Listed below are the major changes to operating expenses:

Advertising and marketing increased by $50,650 for the nine months ended September 30, 2019, compared to the same period in 2018, primarily due to the company engaging a consulting company to assist in development of a marketing and communications strategy to increase sales and visibility of the Company’s products and services.

Professional fees increased by $66,439 for the nine months ended September 30, 2019, compared to the same period in 2018, primarily due to audit and accounting expenses.

Officer compensation increased by $18,560 for the nine months ended September 30, 2019, compared to the same period in 2018, primarily because more expense reimbursements were paid to Melvin Pereira, CEO of Meso Numismatics in 2018.

Investor relations expenses increased by $15,209 for the nine months ended September 30, 2019, compared to the same period in 2018, primarily due to amounts associated with filings.

General and administrative expenses decreased by $28,476 for the nine months ended September 30, 2019, compared to the same period in 2018, primarily due to inventory related items.

Other income (expense)

Other income (expense) increased by $616,251 for the nine months ended September 30, 2019, compared to the same period in 2018, primarily as a result of the change in fair market value of the convertible notes in 2019.

Liquidity and Capital Resources

Since inception, the Company has financed its operations through private placements and convertible notes. The following is a summary of the cash and cash equivalents as of September 30, 2019 and 2018.

	September 30,	December 31,
	2019	2018	$ Change	% Change
Cash and cash equivalents	$28	$30,252	$(30,224)	-99.91%

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

Summary of Cash Flows

Below is a summary of the Company’s cash flows for the nine months ended September 30, 2019 and 2018.

	For the Nine Months Ended September 30,
	2019	2018
Net cash used by operating activities	$(313,875)	$(170,771)
Net cash provided by investing activities	-	(4,000)
Net cash provided by financing activities	283,069	197,332
Net increase (decrease) in cash and cash equivalents	$(30,806)	$22,561

Operating activities

Net cash used in operating activities was $313,875 during the nine months ended September 30, 2019 and consisted of net loss of $1,476,720, which was offset by a net change in operating assets and liabilities of $72,833 offset by non-cash items of $1,090,012. The primary non-cash items for the nine months ended September 30, 2019 consisted of amortization of debt discount of $257,916 and a change in derivative liabilities of $820,884. The significant change in operating assets and liabilities was an increase of $72,833 in accounts payable.

Net cash used in operating activities was $170,771 during the nine months ended September 30, 2018 and consisted of a net loss of $732,727, and net change in operating assets and liabilities of $55,953 offset by non-cash items of $506,003. Non-cash items for the nine months ended September 30, 2018 consisted of amortization of debt discount of $387,897 and a change in derivative liabilities of $118,103. The significant change in operating assets and liabilities was an increase of $56,532 in accounts payable.

Financing activities

Net cash provided by financing activities was approximately $283,069 net of discounts for the nine months ended September 30, 2019, as compared to net cash provided by financing activities of $197,332 during the same period in 2018. In 2019, $283,069 consisted of proceeds received from the issuance of convertible notes compared to $197,332 during the same period in 2018.

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

Off-Balance Sheet Arrangements

As of September 30, 2019, the Company had no off-balance sheet arrangements.

Critical Accounting Policies

Our critical accounting policies have not materially changed during the nine months ended September 30, 2019 and year ended December 31, 2018. Furthermore, the preparation of our financial statements is in conformity with generally accepted accounting principles in the United States of America, or GAAP. The preparation of our financial statements requires management to make judgments and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of expenses during the reporting period. Our management believes that we consistently apply these judgments and estimates, and the financial statements fairly represent all periods presented. However, any differences between these judgments and estimates and actual results could have a material impact on our statements of income and financial position.

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

The ASU will be effective for annual and interim periods beginning January 1, 2019, with early adoption permitted, and is applicable on a modified retrospective basis with various optional practical expedients. The Company has already adopted.

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

At September 30, 2019 and December 31, 2018, the carrying amounts of the Company’s financial instruments, including cash, accounts payable and accrued expenses, approximate their respective fair value due to the short-term nature of these instruments.

At September 30, 2019 and December 31, 2018, the Company does not have any assets, convertible notes payable or liabilities except for derivative liabilities required to be measured at fair value in accordance with FASB ASC Topic 820, Fair Value Measurement.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Principal Executive Officer and its Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act.  Based on the controls evaluation, the Principal Executive Officer and Principal Financial Officer concluded that as of the date of their evaluation, the Company’s disclosure controls and procedures were not effective due to the material weaknesses in the Company’s internal control over financial reporting as discussed in Item 9A. Controls and Procedures of the Company’s Form 10-K for the fiscal year ended December 31, 2018, under the heading “Management’s Report on Internal Control Over Financial Reporting” and that continued to exist as of September 30, 2019 and did not provide reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

MESO NUMISMATICS, INC.

Dated: November 15, 2019	By:	/s/ Melvin Pereira
Melvin Pereira
Principal Executive Officer
Principal Financial Officer and Principal Accounting Officer