Form 10-K
period 2019-12-31
MESO NUMISMATICS, INC.
filed 2020-12-09
CIK 1760026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number:  000-56010

MESO NUMISMATICS, INC.

(Exact name of registrant as specified in its charter)

Nevada	88-0492191
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

433 Plaza Real Suite 275

Boca Raton, Florida 33432

(Address of principal executive offices) (Zip Code)

(800) 956-3935

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐   No ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $124,880

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 9,172,563 shares as of December 4, 2020

i

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

General Information

Our business address is 433 Plaza Real Suite 275 Boca Raton, Florida 33432. Our phone number is (800) 956-3935.

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

The Company has operated its auction business through 2019, with changes occurring in the Company at the latter end of the year, as explained below.

Recent Developments

On July 1, 2019, the Company entered into a binding letter of intent (the “Letter of Intent”) for the purchase of 51% of the issued and outstanding membership units of Arkkosoft Smart Solutions S.A., a Costa Rica corporation (d/b/a Green Pay “Green Pay”). As of the date of this report, no progress has been made in connection with closing the acquisition. The parties have not formally terminated the Letter of Intent.

On November 25, 2019, the Company mailed a notice to all of the holders of its Series BB Convertible Stock (“BB Preferred Stock”) as of November 20, 2019, that it has elected to exchange all of its BB Preferred Stock into notes at the per share price of $1,20, The convertible note agreements bear no interest and have a four (4) year maturity date. The notes may be repaid in whole or in part at any time prior to maturity. There are no shares of common stock issuable upon the execution of the promissory notes. The notes are convertible, at the investors’ sole discretion, into shares of common stock at conversion price equal to the lowest bid price of the Common Stock as reported on the National Quotations Bureau OTC Markets exchange for the three prior trading days including the day upon which a Notice of Conversion is received by the Company. As of December 31, 2019, an aggregate of 78,620 shares of the Company’s Series BB preferred stock were cancelled for an indebtedness of $429,241; a loss of $37,991 was recorded.

On November 26, 2019, the Company and the holders of its Series AA Convertible Preferred Stock (“AA Preferred Stock”) collectively owning 1,000,000 shares entered into a Repurchase Agreement, whereby subject to the terms of the agreement, at, the Company shall repurchase and acquire from each of the holders, the AA Preferred Stock for an aggregate total purchase price equal to $160,000, half of which shall be paid to each of the holders, in tranches according to the schedule set forth in the Agreement.

Effective November 26, 2019, the Company filed a Certificate of Designation for its Series CC Convertible Preferred Stock with the Secretary of State of Nevada designating 1,000 shares of its authorized preferred stock, par value $0.001, as Series CC Convertible Preferred Stock On the same day, the Company filed a Certificate of Designation for its Series DD Convertible Preferred Stock with the Secretary of State of Nevada designating 10,000 shares of its authorized preferred stock, par value $0.001, as Series DD Convertible Preferred.

On November 27, 2019, the Company entered into an Assignment and Assumption Agreement (“Assignment “) with Global Stem Cells Group Inc. (“GSCG”) , a Florida corporation, Benito Novas (“BN” or “Shareholder”) and Lans Holdings Inc. a Nevada corporation whose securities ceased to be registered as of September 18, 2019 (“LAHO”), whereby LAHO assigned all of its rights to, obligations and interest in, the Original LOI (as defined in the Assignment) it previously entered into with GSCG and BN.

In consideration for the Assignment, the Company agreed to:

■	Assume certain Convertible Redeemable Notes issued by Lans Holdings Inc. to Investor(s)., pursuant to the Assignment and Assumption Agreement and subject to any pre-existing defaults under the Notes, Meso Numismatics Inc. reissued an aggregate of $1,079,626 of Convertible Redeemable Notes to Investor(s). which bear interest at a rate varying from ten (10%) to fifteen (15%) percent and have a one (1) year maturity date.

■	Issue to Lans Holdings Inc. 1,000 shares of its Series CC Convertible Preferred Stock valued at $86 calculated based on conversion provision of Certificate of Designation filed with the Secretary of State of Nevada on November 26, 2019. Shareholders of outstanding shares of Series CC Convertible Preferred Stock shall be entitled to convert part or all of its shares of Series CC Convertible Preferred Stock into a number of fully paid and nonassessable shares of common stock at a price per share determined by dividing the number of issued and outstanding shares of stock of the Company on the date of conversion by 1,000 and multiply the results by 0.8 conversion price.

On December 23, 2019, the Company entered into the Post Closing Amendment to the Assignment, whereby the Original Agreement was amended to extend the deadline to enter into the New LOI to 120 days from the execution of the Post Closing Amendment and option to receive Series CC Convertible Preferred Stock granted to Lans Holdings Inc. has been extended to 120 days from the execution of the Post Closing Amendment.

On April 22, 2020, the Company entered into a Second Post Closing Amendment to the Assignment, which extended the deadline to enter into the New LOI to 150 days from the execution of the Second Amendment and option to receive Series CC Convertible Preferred Stock granted to Lans Holdings Inc. has been extended to 150 days from the execution of the Second Amendment.

On September 16, 2020, the Company entered into a Third Post Closing Amendment to the Assignment, which extended the deadline to enter into the New LOI to 180 days from the execution of the Third Amendment and option to receive Series CC Convertible Preferred Stock granted to Lans Holdings Inc. has been extended to 180 days from the execution of the Third Amendment.

On November 27, 2019, and in connection with the execution of the Assignment, the Company’s Board of Directors appointed Mr. David Christensen, former director and CEO of LAHO, to serve as director and president of the Company and, as an inducement, authorized to Mr. Christensen 50,000 shares of its Series AA in connection with said appointments.

On June 26, 2020, the Company completed the repurchase of 1,000,000 shares of its Series AA Super Voting Preferred Stock, representing all of the Series AA shares held by E-Network de Costa Rica S.A. and S&M Chuah Enterprises Ltd., respectively. The Company has cancelled said shares (“Cancellation”).

Following such Cancellation, on June 26, 2020, the Corporation has authorized 50,000 shares of Series AA remaining issued and outstanding, which shares are held by Mr. David Christensen.

Also on June 26, 2020, Martin Chuah resigned as a director and Melvin Pereira resigned as Chief Executive Officer, Chief Financial Officer, Secretary and Director of the Company. Due to Mr. Pereira’s resignation, the Company’s Board of Directors appointed Mr. David Christensen, current Director and President of the Company, to serve as Chief Executive Officer, Chief Financial Officer and Secretary, effective June 27, 2020.

On November 27, 2019, the Company entered into a Binding Letter of Intent (“LOI”), with GSCG and BN (collectively the “Parties”), setting forth the principal terms pursuant to which the Company will acquire 50,000,000 shares of common stock of GSCG, representing all of GSCG’s issued and outstanding shares of common stock and 100% ownership in GSCG (“GSCG Shares”), which GSCG Shares are all held by BN (the “Transaction”).

The LOI, as amended, sets forth the terms of the Transaction as follows:

1.	The Parties agree to enter into a definitive agreement for the consummation and closing of the Transaction prior to January 16, 2021.

2.	Such definitive agreement will incorporate the Parties’ understandings with respect to the terms of the closing of the Transaction, among other things, the following:

a.	MESO shall receive all of the GSCG Shares from BN

b.	In exchange for the GSCG Shares, MESO shall issue the following to BN:

i.	8,974 shares of Series DD Convertible Preferred Stock;

ii.	237,500 shares of Series CC Convertible Preferred Stock;

c.	In addition, MESO shall pay an amount equal to $100,000 USD to GSCG, payable $50,000 on September 16, 2020 and the remainder upon execution of a definitive agreement.

On September 16, 2020, the $50,000 was paid on time, but the parties have not yet entered into a definitive agreement to acquire GSCG.

As a result of the LOI and possible acquisition of GSCB, the Company is exploring technologies in the regenerative health space.

For 2019, our principal business was maintaining an online store with eBay (www.mesocoins.com) and participating in live auctions with major companies such as Heritage Auctions, Stacks Bowers Auctions, Lyn Knight Auctions and Sedwick Coins for the sale of its coins, paper currency, bullion and medals. The description of that business is set forth below.

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

As of December 31, 2019, the Company is working on an inventory tracking system by serial number. Until such time the inventory costs cannot be properly confirmed, therefore any inventory balances are expensed during each reporting period.

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

Employees

As of December 31, 2019, the Company had 1 full-time employee.

Corporate History

The Company was originally founded in 1999 as Spectrum Ventures LLC, a private company, registered in Tacoma, WA, for the purpose of developing, marketing and selling voice over IP products and services. In 2002, the Company changed its name to Nxtech Wireless Cable Systems, Inc. In August 2007, the Company changed its name to Oriens Travel & Hotel Management Corp. In November 2014, the Company changed its name to Pure Hospitality Solutions, Inc. During 2014, the Board of Directors of the Company deemed it in the best interests of the Company and its shareholders to switch directions and become involved in the business of numismatics, specifically the collection and ultimately the sale of coins, paper currency, bullion and medals. On November 21, 2016 the Company (formerly known as Pure Hospitality Solutions, Inc. a Nevada corporation) entered into an agreement with Meso Numismatics, Corp., a Florida corporation. The respective Boards of Directors of the Pure Hospitality Solutions, Inc. and Meso Numismatics, Corp., at that time, determined that it was advisable and to the advantage of and the best interests of Pure Hospitality Solutions, Inc. and its shareholders and Meso Numismatics, Corp. and its stockholders that Meso Numismatics, Corp. merge with and into Pure Hospitality Solutions, Inc. (the “Merger”). It was at that time, Mr. Melvin Pereira, our prior Chief Executive Officer, who controlled both Pure Hospitality Solutions, Inc. and Meso Numismatics, Corp. that the Company acquired common control of Meso Numismatics, Corp. and the assets there held. At the completion of the Merger, Meso Numismatics Corp. ceased to exist. In September of 2018 the Company effected a name change and changed its name from Pure Hospitality Solutions, Inc. to Meso Numismatics, Inc.

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

The report of our independent registered public accounting firm with respect to our financial statements as of December 31, 2019 and for the year then ended indicates that our financial statements have been prepared assuming that we will continue as a going concern. The report states that, he Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Our plans in regard to these matters are described in Note 2 to our audited financial statements as of December 31, 2019 and 2018 and for the years then ended.

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

●	Certification, licensing or regulatory requirements;

●	Unexpected changes in regulatory requirements;

●	Changes to or reduced protection of intellectual property rights in some countries

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

WE HAVE A SIGNIFICANT NUMBER OF SHARES OF OUR COMMON STOCK ISSUABLE UPON CONVERSION OF CERTAIN OUTSTANDING CONVERTIBLE NOTES, AND THE ISSUANCE OF SUCH SHARES UPON EXERCISE OR CONVERSION WILL HAVE A SIGNIFICANT DILUTIVE IMPACT ON OUR STOCKHOLDERS. SALES OF A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK FOLLOWING THE EXPIRATION OF LOCK-UPS MAY ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK AND THE ISSUANCE OF ADDITIONAL SHARES WILL DILUTE ALL OTHER STOCKHOLDERS.

As of December 31, 2019, the Company does not have any options or warrants outstanding. As of December 31, 2019, there were 266,447,568 shares of Common Stock issuable upon conversion of our convertible notes.

In addition, our articles of incorporation, as amended, permits the issuance of up to 6,500,000,000 shares of Common Stock. Thus, we have the ability to issue substantial amounts of Common Stock in the future, which would dilute the percentage ownership held by stockholders.

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

OUR SOLE EXECUTIVE OFFICER AND DIRECTOR POSSESSES SIGNIFICANT VOTING POWER WITH RESPECT TO OUR COMMON STOCK, WHICH WILL LIMIT YOUR INFLUENCE ON CORPORATE MATTERS.

On December 3, 2019, Melvin Pereira, the CEO, converted 18,500 shares of the 25,000 shares of Series BB preferred stock to acquire one hundred (100%) percent of Meso’s common stock into 250,999 shares of the Company’s common stock and elected to exchange the remaining 6,500 shares of Series BB preferred stock for a promissory note of $7,800. Collectively, our directors and executive officers own approximately 99.95% of the voting equity of the Company.

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

As of December 31, 2019, our authorized capital consists of 6,500,000,000 shares of common stock and 2,001,000 shares are authorized as preferred stock. Our Board, without any action by our stockholders, may designate and issue shares of preferred stock in such series as it deems appropriate and establish the rights, preferences and privileges of such shares, including dividends, liquidation and voting rights, provided it is consistent with Delaware law.

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

We maintain our current principal office at 433 Plaza Real Suite 275 Boca Raton, Florida 33432. Our phone number is (800) 956-3935.

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

On May 12, 2015, the Company issued a convertible promissory Note (the “Note”) in the principal amount of $25,000 to Tarpon Bay Partners, LLC (“Tarpon Bay”), whose principal at the time, is now known as a “Bad Actor” under SEC rules. On or about January 23, 2017, Tarpon Bay elected to convert principal and interest under the Note into shares of the Company’s common stock. On or about June 6, 2017 the Note was assigned to J.P. Carey Enterprises, Inc. (“J.P.”). On or about June 7, 2017, J.P. elected to convert principal and interest under the Note into shares of the Company’s common stock. Joseph Canouse, a principal at J.P. initiated a lawsuit against the Company in Fulton County Court, in Georgia for, amongst other things, breach of contract. A default judgment was entered into against the Company for failure to response to these claims. The court then issued an Order of Judgement against the Company in the amount of $282,500 which was recorded in accounts payable as of December 31, 2017. The Company appealed the Courts’ decision and in November 2018, while the Court of Appeals affirmed liability under the judgment, the Court of Appeals vacated the award of the entire judgment amount and remanded the case back to the trial court with instructions. The case is awaiting a trial date.

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

Holders

As of November 20, 2020, we had 143 shareholders of common stock per transfer agent’s shareholder list.

Dividends

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying any dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the growth of the Registrant’s business.

Equity Compensation Plan Information

The Company does not currently have an equity compensation plan in place.

Recent Sales of Unregistered Securities

On April 22, 2019, 3,010 shares of the Company’s Series BB preferred stock were converted to 34,422 shares of the Company’s common stock. The shares were converted within the terms of their original issue terms or agreement; therefore a gain or loss was not recorded.

On August 27, 2019, the Company issued 400,731 shares of common stock in conversion of $12,443 convertible notes payable at conversion price of $0.03105: a loss of $8,099 was recorded.

On October 23, 2019, the Company issued 478,481 shares of common stock in conversion of $5,287 convertible notes payable at conversion price of $0.01105: a loss of $1,882 was recorded.

On December 2, 2019, the Company issued 299,000 shares of common stock in conversion of $2,093 convertible notes payable at conversion price of $0.007: a loss of $1,950 was recorded.

On December 3, 2019, an aggregate of 83,359 shares of the Company’s Series BB preferred stock were converted to 1,130,997 shares of the Company’s common stock. The shares were converted within the terms of their original issue terms or agreement; therefore a gain or loss was not recorded.

On December 10, 2019, the Company issued 715,383 shares of common stock in conversion of $5,723 convertible notes payable at conversion price of $0.008: a loss of $1,262 was recorded.

The above debt conversions resulted in a total loss on conversions of $13,193, included under additional paid in capital.

As of December 31, 2019 and 2018, the Company has 7,960,038 and 4,901,024 common shares issued and outstanding, respectively.

During the year ended December 31, 2019, we issued securities that were not registered under the Securities Act, and were not previously disclosed in a Current Report on Form 8-K as listed below. Except where noted, all of the securities discussed in this Item 5 were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

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

The Company adheres to strict processes related to acquisition and sale of its products. It begins by selecting the best inventory, be it a rare coin from Latin America, or a banknote with an error from the United States. Inventory is carefully screened by management, is then sent to be graded by the proper grading authority. For all coins, medals and bullion, the Company’s inventory is sent to the Numismatic Guaranty Company for authentication and grading. For all banknotes, the Company utilizes the services of Paper Money Guaranty, LLC for authentication and grading, both Florida-based companies. Once graded, the inventory is sent to the Company’s Florida-based location prior to being sent to one of the Company’s many customers around the world.

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

Results of Operations

Below is a summary of the results of operations for the years ended December 31, 2019 and 2018.

	For the Years Ended December 31,
	2019	2018	$ Change	% Change
Revenue	$30,103	$50,116	$(20,013)	-39.93%
Cost of revenue	55,524	68,334	(12,810)	-18.75%
Gross profit	(25,421)	(18,218)	(7,203)	39.54%

Operating expenses
Advertising and marketing	55,158	5,727	49,431	863.12%
Compensation expense	1,163,357	-	1,163,357	0.00%
Professional fees	230,785	126,706	104,079	82.14%
Officer compensation	62,661	45,346	17,315	38.18%
Depreciation expense	800	200	600	300.00%
Investor relations	21,567	15,936	5,631	35.34%
General and administrative	31,360	43,060	(11,700)	-27.17%
Total operating expenses	1,565,688	236,975	1,328,713	560.70%

Other income (expense)
Interest expense	(570,988)	(528,398)	(42,590)	8.06%
Gain (loss) on debt settlement	(51,184)	(3,292)	(47,892)	1454.80%
Derivative financial instruments	(295,863)	(1,270,683)	974,820	-76.72%
Net income (loss)	$(2,509,144)	$(2,057,566)	$(451,578)	21.95%

Results of Operations for the Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

Revenue is affected by the grade assigned to each coin or banknote. Once an item has been acquired it is sent for grading and authentication. Grading is the process of determining the grade or condition of the coin and banknote, which is the key factor in determining its value. Management carefully evaluates the grades assigned to each piece of merchandise and then decides which items will be sold through its eBay store, which items will be sold at live auction and which items will be traded for other items. Grade assigned will ultimately determine the sales price of the coin or banknote.

As of December 31, 2019, the Company is working on an inventory tracking system by serial number. Until such time as an inventory tracking system exists, the inventory costs cannot be properly confirmed and written-off to cost of revenue along with the cost of grading.

Gross profit

Revenue from the sale of coins, metals and paper money for the year ended December 31, 2019 was $30,103, compared to $50,116 of revenue for the same period in 2018. As a result of the write-off of inventory the company generated a negative 84% gross profit of $25,421 for the year ended December 31, 2019 compared to a negative 36% gross profit of $18,218 for the same period in 2018. The key reason for the decrease in gross profit was a result of the amount of inventory written-off in 2019 vs 2018.

Operating expenses

Operating expenses increased by 560.70% in the amount of $1,328,713 for the year ended December 31, 2019, compared to the same period in 2018. Listed below are the major changes to operating expenses:

Advertising and marketing increased by $49,431 for the year ended December 31, 2019, compared to the same period in 2018, primarily due to the company engaging a consulting company to assist in development of a marketing and communications strategy to increase sales and visibility of the Company’s products and services.

Compensation expense increased by $1,163,357 for the year ended December 31, 2019, compared to the same period in 2018, primarily due to Meso Numismatics Inc. entered into an Assignment and Assumption Agreement with Lans Holdings Inc., whereby Lans Holdings Inc. assigned all of its rights to, obligations and interest in a Binding Letter of Intent entered into on May 23, 2019 with Global Stem Cells Group Inc. and Benito Nova, setting forth the principal terms pursuant to which the Company will acquire 50,000,000 shares of common stock of Global Stem Cells Group Inc. In consideration for the Assignment, Meso Numismatics Inc. reissued an aggregate of $1,079,626 of Convertible Redeemable Notes and issued to Lans Holdings Inc. 1,000 shares of its Series CC Convertible Preferred Stock valued at $83,731.

Professional fees increased by $104,079 for the year ended December 31, 2019, compared to the same period in 2018, primarily due to audit and accounting expenses.

Officer compensation increased by $17,315 for the year ended December 31, 2019, compared to the same period in 2018, primarily because more expense reimbursements were paid to Melvin Pereira, CEO of Meso Numismatics in 2018.

Investor relations expenses increased by $5,631 for the year ended December 31, 2019, compared to the same period in 2018, primarily due to amounts associated with filings.

General and administrative expenses decreased by $11,700 for the year ended December 31, 2019, compared to the same period in 2018, primarily due to licenses and permits.

Other income (expense)

Other income (expense) decreased by $884,338 for the year ended December 31, 2019, compared to the same period in 2018, primarily as a result of the change in fair market value of the convertible notes in 2019.

Liquidity and Capital Resources

Since inception, the Company has financed its operations through private placements and convertible notes. The following is a summary of the cash and cash equivalents as of December 31, 2019 and 2018.

	As of December 31,
	2019	2018	$ Change	% Change
Cash and cash equivalents	$23,379	$30,834	$(7,455)	-24.18%

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

Summary of Cash Flows

Below is a summary of the Company’s cash flows for the years ended December 31, 2019 and 2018.

	For the Years Ended December 31,
	2019	2018
Net cash used in operating activities	$(362,325)	$(244,640)
Net cash used by investing activities	-	(4,000)
Net cash provided by financing activities	354,870	271,724
Net increase (decrease) in cash and cash equivalents	$(7,455)	$23,084

Operating activities

Net cash used in operating activities was $362,325 during the year ended December 31, 2019 and consisted of a net loss of $2,509,144, which was offset by a net change in operating assets and liabilities of $157,695 offset by non-cash items of $1,989,123. The primary non-cash items for the year ended December 31, 2019, consisted of compensation expense of $1,163,357, amortization of debt discount of $461,400 and by change in derivative liabilities of $295,863. The significant change in operating assets and liabilities was an increase in accounts payable and accrued liabilities.

Net cash used in operating activities was $244,640 during the year ended December 31, 2018 and consisted of a net loss of $2,057,566, which was offset by a net change in operating assets and liabilities of $87,093 offset by non-cash items of $1,725,833. The primary non-cash items for the year ended December 31, 2018, consisted of amortization of debt discount of $449,836 and change in derivative liabilities of $1,270,683. The significant change in operating assets and liabilities was an increase in accounts payable and accrued liabilities.

Investing activities

Net cash used by investing activities was $4,000 for the year ended December 31, 2018.

Financing activities

Net cash provided by financing activities was approximately $354,870 for the year ended December 31, 2019, as compared to net cash provided by financing activities of $271,724 during the same period in 2018. In 2019, $354,870 consisted of proceeds received from the issuance of convertible notes as compared to net cash provided by financing activities of $271,724 during the same period in 2018.

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

Off-Balance Sheet Arrangements

As of December 31, 2019, the Company had no off-balance sheet arrangements.

Critical Accounting Policies

Our critical accounting policies have not materially changed during the year ended December 31, 2019. Furthermore, the preparation of our financial statements is in conformity with generally accepted accounting principles in the United States of America, or GAAP. The preparation of our financial statements requires management to make judgments and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. Our management believes that we consistently apply these judgments and estimates, and the financial statements fairly represent all periods presented. However, any differences between these judgments and estimates and actual results could have a material impact on our statements of income and financial position.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. The Company follows paragraph 606 of the FASB Accounting Standards Codification for revenue recognition and ASU 2014-09, adopting the pronouncements on January 1, 2018. The company considers revenue realized or realizable and earned when the products are delivered. Since the Company was already recognizing revenue in a manner consistent with paragraph 606 of the FASB Accounting Standards Codification, there was no material impact on prior year results.

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company has no physical office space only a month to month online virtual office lease that doesn’t required implementation of ASU 842 in the year ended December 31, 2019 to assets and liabilities.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvement to Nonemployee Share-Based Payment Accounting, which is part of the FASB’s simplification initiative to maintain or improve the usefulness of the information provided to the users of financial statements while reducing cost and complexity in financial reporting. This update provides consistency in the accounting for share-based payments to nonemployees with that of employees. The Company has adopted ASU 2018-07 in the first quarter of 2019. The adoption of ASU 2018-07 did not have a material impact on the Company’s financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), which modifies the disclosures on fair value measurements by removing the requirement to disclose the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and the policy for timing of such transfers. The ASU expands the disclosure requirements for Level 3 fair value measurements, primarily focused on changes in unrealized gains and losses included in other comprehensive income (loss). The ASU is effective for public entities for fiscal years beginning after December 15, 2019. The Company has not historically had any transfers between Level 1 and Level 2 or assets or liabilities measured at fair value under Level 3. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

Other accounting standards and amendments to existing accounting standards that have been issued and have future effective dates are not applicable or are not expected to have a significant impact on the Company’s consolidated financial statements

Revenue Recognition

On January 1, 2018, the Company adopted ASU 2014-09 Revenue from Contracts with Customers and all subsequent amendments to the ASU (collectively, “ASC 606”), the Company recognizes revenue from the sales of products, by applying the following steps:

(1)	Identify the contract with a customer

(2)	Identify the performance obligations in the contract

(3)	Determine the transaction price

(4)	Allocate the transaction price to each performance obligation in the contract

(5)	Recognize revenue when each performance obligation is satisfied

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the period ended December 31, 2019 and 2018.

The Company’s only revenue stream is acquiring rare coins and banknotes from Latin America at reduced costs, which it then sends to Numismatic Guaranty Corporation and Paper Money Guaranty for authentication and grading. Once graded, the inventory is transferred to Meso’s Florida-based location and then sent around the world to the Company’s many customers, with sales recorded net of fees. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product to a customer. Revenue is measured based on the consideration the Company receives in exchange for those products.

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

At December 31, 2019 and 2018, the carrying amounts of the Company’s financial instruments, including cash, account payables, and accrued expenses, approximate their respective fair value due to the short-term nature of these instruments.

At December 31, 2019 and 2018, the Company does not have any assets or liabilities except for derivative liabilities and convertible notes payable required to be measured at fair value in accordance with FASB ASC Topic 820, Fair Value Measurement.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 312019. The framework used by management in making that assessment was the criteria set forth in the document entitled “2013 Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of December 31, 2019 and that material weaknesses in ICFR existed as more fully described below.

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard AS 2201, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that as of December 31, 2019 our internal controls over financial reporting were not effective at the reasonable assurance level:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the year ended December 31, 2019. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.	We have inadequate controls to ensure that information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting. Management evaluated the impact of the lack of timely communication between non–financial personnel and financial personnel on our assessment of our reporting controls and procedures and has concluded that the control deficiency represented a material weakness.

4.	Certain control procedures were unable to be verified due to performance not being sufficiently documented. As an example, some procedures requiring review of certain reports could not be verified due to there being no written documentation of such review. Management evaluated the impact of its failure to maintain proper documentation of the review process on its assessment of its reporting controls and procedures and has concluded deficiencies represented a material weakness.

5.	The Company has no formal control process related to the identification and approval of related party transactions.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except the implementation of the controls identified above.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our current directors and executive officers and their ages are listed below. The number of directors is determined by the Board. All directors hold office until the next annual meeting of the board or until their successors have been duly elected and qualified. Officers are elected by the Board and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board.

Name	Current Age	Position
David Christensen	55	President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer), Secretary and Director

David Christensen

From Feb 2001 to present, Dave has been the CEO and EVP of Enterprise Technology Consulting, where he helps companies transform their Leadership and Operations by driving Strategic Initiatives. As a Black Belt in Lean Six Sigma, he uses the best tools from these Lean Principles known as “Hoshin Kanri” (Strategy Deployment) to help companies develop and execute their business objectives. Strategy Deployment leverages this strong process knowledge and broad business experience to drive continuous improvement and performance breakthroughs that deliver exceptional value.

From Dec 2017 to present, Dave has also served as CEO and President of TNT Blockchain Inc, where he leads an international team of Supply Chain Technology solutions developers.

From May 2019 to Nov 2019, Dave served as CEO and Director of Lans Holdings, Inc., a company in the payment processor business.

From Jul 2015 to Present, Dave served as Vice President Strategy Development of Mode Transportation, a company in the freight transportation industry.

From Sep 2015 to Jan 2018, Dave served as Chief Strategy Officer and Director of Lans Holdings, Inc., a company in the payment processor business.

Dave has previously worked for companies such as Compaq, HP, Cal Cartage, Qualcomm, Wal-Mart International, Rexnord Carlyle, Lans Holdings, Mode Transportation, Hypercom, and Verifone.

Aside from that provided above, Dave does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Dave is qualified to serve as our director for his experience in developing companies.

Family Relationships.

There are no family relationships between any of our directors or executive officers.

Involvement in Certain Legal Proceedings.

There have been no events under any bankruptcy act, any criminal proceedings and any judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of the Company during the past ten years.

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

Section 16(a) Beneficial Ownership Reporting Compliance

As of February 12, 2019, and through December 31, 2019, based on a review solely of the filings made under Section 16 of the Exchange Act, Martin Chuah and David Christensen did not file a Form 3.

ITEM 11.	EXECUTIVE COMPENSATION.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2019 and 2018.

EXECUTIVE OFFICER COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Melvin Pereira	2019	62,661							62,661
Chief Former Executive Officer (PEO/PFO)	2018	45,346							45,346

David Christensen	2019	5,000							5,000
President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer), Secretary and Director	2018	-							-

Outstanding Equity Awards at the End of the Fiscal Year

We do not have any equity compensation plans and therefore no equity awards are outstanding as of December 31, 2019.

None of the members of the board of directors of the Company were compensated for services in such capacity.

Bonuses and Deferred Compensation

We do not have any bonus, deferred compensation or retirement plan. All decisions regarding compensation are determined by our board of directors.

Options and Stock Appreciation Rights

As of November 20, 2020, no options or warrants have been issued.

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

Securities Authorized for Issuance Under Equity Compensation Plans

As of November 20, 2020, we did not have any securities authorized for issuance under any equity compensation plans.

Compensation of Directors

No director received compensation for his services during the year ended December 31, 2019.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the number of shares of common stock owned of record and beneficially by our executive officers, directors and persons who hold 5% or more of the outstanding shares of voting stock of the Company.

The amounts and percentages of our common stock beneficially owned are reported on the basis of SEC rules governing the determination of beneficial ownership of securities. Under the SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days through the exercise of any stock option, warrant or other right. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. Unless otherwise indicated, each of the shareholders named in the table below, or his or her family members, has sole voting and investment power with respect to such shares of our common stock. Except as otherwise indicated, the address of each of the shareholders listed below is: c/o Meso Numismatics, Inc., 433 Plaza Real Suite 275 Boca Raton, Florida 33432.

Applicable percentage ownership is based on 7,960,038 shares of Common Stock outstanding as of November 20, 2020. In addition, as of December 31, 2019, there were 1,000,000 shares of Series AA Preferred Stock outstanding.

Name and Address of Beneficial Owner	Common Stock Owned Beneficially	Percent of Class	Series AA Preferred Stock Owned Beneficially	Percent of Class
Named Executive Officers and Directors
Melvin Pereira			50,000	100%

All directors and officers as a group (1 person)			50,000	100%
5% or greater shareholders
Ajene Watson LLC(1)	601,001	5.96%

(1)	Mr. Ajene Watson has investment and voting control over such shares.

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

On March 31, 2018, the Company changed its corporate registered offices to 433 Plaza Real Suite, 275, Boca Raton, Florida 33432. The online virtual office lease is for a month to month term at $53.10 per month. Prior to March 31, 2018, the Company shares its corporate registered offices with Ajene Watson LLC at 3265 Johnson Avenue, Suite 213, Riverdale, NY 10463. The lease is for a year-to-year term. During the year ended December 31, 2019 and the year ended December 31, 2018, the Company incurred no material rent expenses. The Company has no physical office leases that required implementation of ASU 842 in the year ended December 31, 2019 to assets and liabilities.

On December 3, 2019, Melvin Pereira, the CEO, converted 18,500 shares of the 25,000 shares of Series BB preferred stock to acquire one hundred (100%) percent of Meso’s common stock into 250,999 shares of the Company’s common stock and elected to exchange the remaining 6,500 shares of Series BB preferred stock for a promissory note of $7,800.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

M&K CPAS, PLLC served as our independent registered public accountants for the years ended December 31, 2019 and 2018.

Audit Fees

For the Company’s fiscal years ended December 31, 2019 and 2018, we were billed approximately $18,900 and $31,500, respectively, for professional services rendered by our independent auditors for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services rendered by our independent auditors for the years ended December 31, 2019 and 2018, respectively.

Tax Fees

For the Company’s fiscal years ended December 31, 2019 and 2018, there were no fees for professional services rendered by our independent auditors for tax compliance, tax advice, and tax planning.

All Other Fees

For the Company’s fiscal years ended December 31, 2019 and 2018, we were no billed any other fees by our auditors.

(a)	EXHIBITS

We have filed the exhibits listed on the accompanying Exhibit Index of this registration statement and below in this Item 15:

		Incorporated by
Exhibit		Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

2.1	Plan of Merger	10-12G	2.1	12/12/2018

3.1	Articles of Incorporation, as Amended	10-12G	3.1	12/12/2018

3.2	Series AA Certificate of Designation	10-12G	3.2	12/12/2018

3.3	Series BB Certificate of Designation	10-12G	3.3	12/12/2018

3.4	Amendment to Certificate of Designation of Series AA Preferred Stock	8-K	3.1	11/29/2019

3.5	Certificate of Designation of Series CC Preferred Stock	8-K	3.2	11/29/2019

3.6	Certificate of Designation of Series DD Preferred Stock	8-K	3.3	11/29/2019

3.7	Amended and Restated Bylaws	8-K	3.4	11/29/2019

10.2	Binding Letter of Intent	8-K	10.1	07/15/2019

10.3	Exchange Agreement of Series BB Convertible Stock	8-K	10.1	11/29/2019

10.4	Repurchase Agreement	8-K	10.1	11/29/2019

10.5	Assignment and Assumption Agreement	8-K	10.2	11/29/2019

10.6	Post-Closing Amendment to the Assignment and Assumption Agreement	8-K	10.1	12/26/2019

10.7	Second Amendment to the Assignment and Assumption Agreement	8-K	10.1	04/24/2020

10.8	Third Amendment to the Assignment and Assumption Agreement	8-K	10.1	09/18/2020

21.1	List of Subsidiaries	10-12G	21.1	12/12/2018

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350.				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101. DEF	XBRL Taxonomy Extension Definition Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated December 9, 2020	MESO NUMISMATICS, INC.

	By:	/s/ David Christensen
David Christensen
President, Chief Executive Officer, Chief Financial Officer, Secretary and Director (Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)

ITEM 15 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MESO NUMISMATICS, INC.

(Formerly Pure Hospitality Solutions, Inc.)

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Meso Numismatic, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Meso Numismatic, Inc. (the Company) as of December 31, 2019 and 2018, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2017.

Houston, TX

December 9, 2020

MESO NUMISMATICS, INC.

(Formerly Pure Hospitality Solutions, Inc.)

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2019	2018
ASSETS

Current assets
Cash and restricted cash	$23,379	$30,834
Total current assets	23,379	30,834
Property and equipment, net	3,000	3,800
Total assets	$26,379	$34,634

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$423,209	$384,596
Convertible notes payable, net	1,274,959	812,827
Accrued interest	537,225	437,458
Derivative liability	4,730,990	2,938,317
Total current liabilities	6,966,383	4,573,198

Long term liabilities
Convertible notes payable, net	54	-
Notes payable-related parties	7,800	-
Notes payable	324,268	-
Total liabilities	$7,298,505	$4,573,198

Preferred stock, $0.001 par value per share; 1,000 shares authorized as Series CC; 1,000 and 0 shares issued and outstanding for the year ended December 31, 2019 and December 31, 2018, respectively	83,731	-

Stockholders' deficit
Preferred stock, $0.001 par value per share 1,000,000 shares authorized as Series AA; 1,000,000 shares issued and outstanding for the year ended December 31, 2019 and December 31, 2018, respectively	1,000	1,000
Preferred stock, $0.001 par value per share; 1,000,000 shares authorized as Series BB; 559,815 and 646,184 shares issued and 279,146 and 444,135 shares outstanding for the year ended December 31, 2019 and December 31, 2018, respectively	279	444
Common stock, $0.001 par value per share; 6,500,000,000 shares authorized; 9,562,352 and 6,503,338 shares issued and 7,960,038 and 4,901,024 shares outstanding for the year ended December 31, 2019 and December 31, 2018, respectively	7,961	4,900
Additional paid in capital	20,524,380	20,835,425
Accumulated deficit	(27,889,477)	(25,380,333)
Total stockholders' deficit	(7,355,857)	(4,538,564)
Total liabilities and stockholders' deficit	$26,379	$34,634

The accompanying notes are an integral part of these audited consolidated financial statements.

MESO NUMISMATICS, INC.

(Formerly Pure Hospitality Solutions, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2019	2018
Revenue	$30,103	$50,116
Cost of revenue	55,524	68,334
Gross profit	(25,421)	(18,218)

Operating expenses
Advertising and marketing	55,158	5,727
Compensation expense	1,163,357	-
Professional fees	230,785	126,706
Officer compensation	62,661	45,346
Depreciation expense	800	200
Investor relations	21,567	15,936
General and administrative	31,360	43,060
Total operating expenses	1,565,688	236,975

Other income (expense)
Interest expense	(570,988)	(528,398)
Loss on debt settlement	(51,184)	(3,292)
Derivative financial instruments	(295,863)	(1,270,683)
Net loss	$(2,509,144)	$(2,057,566)
Net loss per common share, basic and diluted	$(0.47)	$(0.50)
Weighted average number of common shares outstanding, basic and diluted	5,305,347	4,088,713

The accompanying notes are an integral part of these audited consolidated financial statements.

MESO NUMISMATICS, INC.

(Formerly Pure Hospitality Solutions, Inc.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

For the Year Ended December 31, 2019 and 2018

	Series CC Preferred Stock		Series AA Preferred Stock		Series BB Preferred Stock		Common Stock		Additional Paid In	Stock	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total
Balance, December 31, 2017	-	$-	1,000,0000	$1,000	390,061	$390	3,743,106	$3,743	$20,756,011	$2	$(23,322,767)	$(2,561,621)
Conversion of convertible debt	-	-	-	-	-	-	1,154,395	1,155	29,098	-	-	30,251
Conversion of Preferred Series BB	-	-	-	-	(368)	(1)	3,494	4	(3)	-	-	-
Debt settlement	-	-	-	-	20,212	21	-	-	(19)	(2)	-	-
Preferred issued as part of incentive program	-	-	-	-	34,230	34	-	-	1,788	-	-	1,822
Gain on debt settlement	-	-	-	-	-	-	-	-	3,292	-	-	3,292
Derivative settlement	-	-	-	-	-	-	-	-	45,258	-	-	45,258
Rounding shares for common stock reverse split	-	-	-	-	-	-	29	-	-	-	-	-
Net income (Loss)	-	-	-	-	-	-		-	-	-	(2,057,566)	(2,057,566)
Balance, December 31, 2018	-	$-	1,000,000	$1,000	444,135	$444	4,901,024	$4,900	$20,835,425	$-	$(25,380,333)	$(4,538,564)

The accompanying notes are an integral part of these consolidated financial statements

MESO NUMISMATICS, INC.

(Formerly Pure Hospitality Solutions, Inc.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

For the Year Ended December 31, 2019 and 2018

	Series CC Preferred Stock		Series AA Preferred Stock		Series BB Preferred Stock		Common Stock		Additional Paid In	Stock	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total
Balance, December 31, 2018	-	$-	1,000,000	$1,000	444,135	$444	4,901,024	$4,900	$20,835,425	$-	$(25,380,333)	$(4,538,564)
Conversion of convertible debt	-	-	-	-	-		1,893,595	1,894	23,652	-	-	25,546
Conversion of preferred series BB	-	-	-	-	(86,369)	(87)	1,165,419	1,166	(1,079)	-	-	-
Exchange of preferred series for debt	-	-	-	-	(78,620)	(78)	-	-	(391,248)	-	-	(391,326)
Loss on conversion of stock	-	-	-	-	-	-	-	-	13,193	-	-	13,193
Preferred stock for assignment of rights	1,000	83,731	-	-	-	-	-	-	-	-	-	-
Derivative settlement	-	-	-	-	-	-	-	-	44,438	-	-	44,438
Net income (Loss)	-	-	-	-	-	-	-	-	-	-	(2,509,144)	(2,509,144)
Balance, December 31, 2019	1,000	$83,731	1,000,000	$1,000	279,146	$279	7,960,038	$7,961	$20,524,380	$-	$(27,889,477)	$(7,355,857)

The accompanying notes are an integral part of these consolidated financial statements

MESO NUMISMATICS, INC.

(Formerly Pure Hospitality Solutions, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,509,144)	$(2,057,566)
Non-cash adjustments to reconcile net loss to net cash:
Amortization of debt discount	461,400	449,836
Depreciation and amortization expense	800	200
Change in derivative liabilities	295,863	1,270,683
Shares issued for services	-	1,822
Compensation expense	1,163,357	-
Loss on conversion of debt	13,193	3,292
Penalty on debt	16,519	-
Gain on conversion of preferred stock to convertible notes payable	(15,883)	-
Loss on conversion of preferred stock to notes payable	53,874	-
Changes in operating assets and liabilities:
Prepaid expenses	-	109
Accounts payable and accrued liabilities	157,695	86,984
CASH PROVIDED/(USED) BY OPERATING ACTIVITIES	(362,325)	(244,640)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment for purchase of properties and equipment	-	(4,000)
CASH PROVIDED/(USED) BY INVESTING ACTIVITIES	-	(4,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of debt	354,870	271,724
CASH PROVIDED/(USED) BY FINANCING ACTIVITIES	354,870	271,724
Net increase (decrease) in cash	(7,455)	23,084
Cash, beginning of year	30,834	7,750

Cash, end of year	$23,379	$30,834

NON-CASH FINANCING ACTIVITIES:
Debt settlements with common stock	$25,546	$30,251
Debt settlements with stock payable	$-	$20
Conversion of preferred stock to common stock	$1,166	$1
Discount issued on convertible debt	$1,541,248	$263,506
Settlement of derivative discounts	$44,438	$45,258
Exchange of preferred stock for debt	$391,326	$-

The accompanying notes are an integral part of these audited consolidated financial statements.

MESO NUMISMATICS, INC.

(Formerly Pure Hospitality Solutions, Inc.)

NOTES TO CONSOLDIATED FINANCIAL STATEMENTS December 31, 2019

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Nature of Business

Meso Numismatics, Inc. (the “Company”) was originally organized under the laws of Washington State in 1999, as Spectrum Ventures, LLC to develop market and sell VOIP (Voice over Internet Protocol) services. In 2002, the Company changed its name to Nxtech Wireless Cable Systems, Inc. In August 2007, the Company changed its name to Oriens Travel & Hotel Management Corp. In November 2014, the Company changed its name to Pure Hospitality Solutions, Inc.

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

On November 27, 2019, Meso Numismatics Inc. entered into an Assignment and Assumption Agreement with Lans Holdings Inc., whereby Lans Holdings Inc. assigned all of its rights to, obligations and interest in a Binding Letter of Intent entered into on May 23, 2019 with Global Stem Cells Group Inc. and Benito Nova, setting forth the principal terms pursuant to which the Company will acquire 50,000,000 shares of common stock of Global Stem Cells Group Inc.

In consideration for the Assignment, Meso Numismatics Inc. shall:

●	Assume certain Convertible Redeemable Notes issued by Lans Holdings Inc. to a lender, pursuant to the Assignment and Assumption Agreement and subject to any pre-existing defaults under the Notes, Meso Numismatics Inc. reissued an aggregate of $1,079,626 of Convertible Redeemable Notes to the lender which bear interest at a rate varying from ten (10%) to fifteen (15%) percent, and have a one (1) year maturity date.

●	Issue to Lans Holdings Inc. 1,000 shares of its Series CC Convertible Preferred Stock valued at $83,731 calculated based on conversion provision of the Company’s Articles of Incorporation filed with the Secretary of State in Nevada on November 26, 2019. Shareholders of outstanding shares of Series CC Convertible Preferred Stock shall be entitled to convert part or all of its shares of Series CC Convertible Preferred Stock into a number of fully paid and nonassessable shares of common stock at a price per share determined by dividing the number of issued and outstanding shares of stock of the Company on the date of conversion by 1,000 and multiply the results by 0.8 conversion price.

The consideration for the assignment of $1,163,357, consisting of an aggregate of $1,079,626 of Convertible Redeemable Notes assumed from Lans Holdings Inc and. 1,000 shares of its Series CC Convertible Preferred Stock valued at $83,731 issued to Lans Holdings Inc was recorded as compensation expense.

On November 27, 2019, and in connection with the execution of the Assignment, the Company’s Board of Directors appointed Mr. David Christensen, former director and CEO of LAHO, to serve as director and president of the Company and, as an inducement, authorized to Mr. Christensen 50,000 shares of its Series AA in connection with said appointments.

On December 23, 2019, Meso Numismatics Inc. entered into the Post Closing Amendment to the Assignment and Assumption Agreement originally entered into on November 27, 2019 with Global Stem Cells Group Inc., Benito Novas, and Lans Holdings Inc., whereby the Original Agreement is amended to extend the deadline to enter into the New LOI to 120 days from the execution of the Post Closing Amendment and option to receive Series CC Convertible Preferred Stock granted to Lans Holdings Inc. has been extended to 120 days from the execution of the Post Closing Amendment.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The audited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Pure Hospitality Solutions, Inc. and Meso Numismatics Corp. All intercompany transactions have been eliminated.

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

On September 26, 2018, a 1:1000 reverse stock split was approved by the Financial Industry Regulatory Authority (“FINRA”) for shareholders of record as of September 26, 2018. All share and per share information has been retroactively adjusted to give effect to the Reverse Stock Split, including the financial statements and notes thereto.

Cash and Cash Equivalents

The Company considers all highly liquid accounts with original maturities of three months or less to be cash equivalents. At December 31, 2019 and 2018, all of the Company’s cash was deposited in major banking institutions. There were no cash equivalents as of December 31, 2019 and 2018.

Inventory

The Company’s inventory is comprised of roughly 50% coins and medals and 50% paper money. The Company has a meticulous process for the acquisition and sales process for each coin item. The Company specializes in coins from the Meso region, but also acquires coins and medals from elsewhere around the world

 As of December 31, 2019, the Company is working on an inventory tracking system by serial number. Until such time as an inventory tracking system exists, the inventory costs cannot be properly confirmed and written-off to cost of revenue.

Derivative Instruments

The derivative instruments are accounted for as liabilities, the derivative instrument is initially recorded at its fair market value and is then re-valued at each reporting date, with changes in fair value recognized in operations for each reporting period. The Company uses the Binomial option pricing model to value the derivative instruments.

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the sale of products by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the period ended December 31, 2019 and 2018.

The Company’s revenue stream is acquiring rare coins and banknotes from Latin America at reduced costs, which it then sends to Numismatic Guaranty Corporation and Paper Money Guaranty for authentication and grading. Once graded, the inventory is transferred to Meso’s Florida-based location and then sent around the world to the Company’s many customers, with sales recorded net of fees. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product to a customer. Revenue is measured based on the consideration the Company receives in exchange for those products.

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

Net Earnings (Losses) Per Common Share

The Company computes earnings (loss) per share by dividing net earnings (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents may consist of shares issuable upon conversion of convertible preferred shares and convertible notes payable (calculated using the treasury stock method). Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations. As of December 31, 2019 the conversion of convertible notes would result in an additional 266,447,568 shares of common stock.

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

 At December 31, 2019 and 2018, the carrying amounts of the Company’s financial instruments, including cash, account payables, and accrued expenses, approximate their respective fair value due to the short-term nature of these instruments.

 At December 31, 2019 and 2018, the Company does not have any assets or liabilities except for derivative liabilities and convertible notes payable required to be measured at fair value in accordance with FASB ASC Topic 820, Fair Value Measurement.

 The following presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on non-recurring basis as of December 31, 2019 and 2018:

	Level 1	Level 2	Level 3	Total
December 31, 2019
Convertible Notes Payable, net of discount	$-	$1,275,013	$-	$1,275,013
Derivative Liability	-	-	4,730,990	4,730,990
Total	$-	$1,275,013	$4,730,990	$6,006,003

December 31, 2018
Convertible Notes Payable, net of discount	$-	$812,827	$-	$812,827
Derivative Liability	-	-	2,938,317	2,938,317
Total	$-	$812,827	$2,938,317	$3,751,144

Comprehensive Income

The Company records comprehensive income as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Other comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. As of December 31, 2019 and December 31, 2018, the Company had no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Stock Based Compensation

Stock based compensation costs are measured at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The Company determines the fair value of awards using the Black - Scholes valuation model.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. The Company follows paragraph 606 of the FASB Accounting Standards Codification for revenue recognition and ASU 2014-09, adopting the pronouncements on January 1, 2018. The company considers revenue realized or realizable and earned when the products are delivered. Since the Company was already recognizing revenue in a manner consistent with paragraph 606 of the FASB Accounting Standards Codification, there was no material impact on prior year results.

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company has no physical office space only a month to month online virtual office lease that doesn’t required implementation of ASU 842 in the year ended December 31, 2019 to assets and liabilities.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvement to Nonemployee Share-Based Payment Accounting, which is part of the FASB’s simplification initiative to maintain or improve the usefulness of the information provided to the users of financial statements while reducing cost and complexity in financial reporting. This update provides consistency in the accounting for share-based payments to nonemployees with that of employees. The Company has adopted ASU 2018-07 in the first quarter of 2019. The adoption of ASU 2018-07 did not have a material impact on the Company’s financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), which modifies the disclosures on fair value measurements by removing the requirement to disclose the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and the policy for timing of such transfers. The ASU expands the disclosure requirements for Level 3 fair value measurements, primarily focused on changes in unrealized gains and losses included in other comprehensive income (loss). The ASU is effective for public entities for fiscal years beginning after December 15, 2019. The Company has not historically had any transfers between Level 1 and Level 2 or assets or liabilities measured at fair value under Level 3. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

Other accounting standards and amendments to existing accounting standards that have been issued and have future effective dates are not applicable or are not expected to have a significant impact on the Company’s consolidated financial statements

Going Concern

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, resulting in an accumulated deficit of approximately $27,889,477 and negative working capital of $6,943,004 as of December 31, 2019 and future losses are anticipated. These factors, among others, generally tend to raise substantial doubt as to its ability to obtain additional long-term debt or equity financing in order to have the necessary resources to further design, develop and launch the website and market the Company’s new service.

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

NOTE 3 – REVENUE RECOGNITION

On January 1, 2018, the Company adopted ASU 2014-09 Revenue from Contracts with Customers and all subsequent amendments to the ASU (collectively, “ASC 606”), the Company recognizes revenue from the sales of products, by applying the following steps:

(1)	Identify the contract with a customer
(2)	Identify the performance obligations in the contract
(3)	Determine the transaction price
(4)	Allocate the transaction price to each performance obligation in the contract
(5)	Recognize revenue when each performance obligation is satisfied

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the period ended December 31, 2019 and 2018.

The Company’s only revenue stream is acquiring rare coins and banknotes from Latin America at reduced costs, which it then sends to Numismatic Guaranty Corporation and Paper Money Guaranty for authentication and grading. Once graded, the inventory is transferred to Meso’s Florida-based location and then sent around the world to the Company’s many customers, with sales recorded net of fees. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product to a customer. Revenue is measured based on the consideration the Company receives in exchange for those products.

NOTE 4 – NOTES PAYABLE

Convertible Notes Payable

During 2015, the Company entered into Convertible Debentures with Digital Arts Media Network and Ajene Watson, LLC. The promissory note agreements bear interest from eight (8%) percent to ten (10%) and have a one (1) year maturity date. The notes may be repaid in whole or in part at any time prior to maturity. There are no shares of common stock issuable upon the execution of the promissory notes. The notes are convertible, at the investors’ sole discretion, into shares of common stock at variable conversion prices. As of December 31, 2019 and December 31, 2018, Digital Arts Media Network and Ajene Watson, LLC had an outstanding balance of $148,247 and $131,728, repectively.

From 2016 to 2018, the Company entered into several Convertible Debentures with a lender which bear interest at eight (8%) percent and have a one (1) year maturity date. The notes may be repaid in whole or in part at any time prior to maturity. There are no shares of common stock issuable upon the execution of the promissory notes. The notes are convertible, at the leaders’ sole discretion, into shares of common stock at variable conversion prices. The lender had an outstanding balance at December 31, 2018 of $865,774 and during the periods ended December 31, 2019 converted $13,641 of principal into common stock resulting in a balance at December 31, 2019 of $852,133.

During 2019, the Company entered into several Convertible Debentures with two lenders which bear interest from eight (8%) percent to fifteen (15%) percent and have a one (1) year maturity date. The notes may be repaid in whole or in part at any time prior to maturity. There are no shares of common stock issuable upon the execution of the promissory notes. The notes are convertible, at the lenders’ sole discretion, into shares of common stock at variable conversion prices. During 2019, the two lenders had advanced a total of $354,870, net of discount and attorney fees, in the amount of $33,110 to the Company.

On November 25, 2019, Meso Numismatics Inc. pursuant to the certificate of designation of the Series BB, elected to exchange the preferred shares for other indebtedness calculated at a price per share equal to $1.20. Upon the Company’s mailing of the Exchange Agreement, the shareholder shall have the option, within 30 days of such mailing date and subject to the execution of this Agreement to receive the Indebtedness in the form of a convertible note. Should the shareholder not give the Meso Numismatics Inc. notice the Indebtedness shall automatically be issued in the form of a promissory note.

The convertible note agreements bear no interest and have a four (4) year maturity date. The notes may be repaid in whole or in part at any time prior to maturity. There are no shares of common stock issuable upon the execution of the promissory notes. The notes are convertible, at the investors’ sole discretion, into shares of common stock at conversion price equal to the lowest bid price of the Common Stock as reported on the National Quotations Bureau OTC Markets exchange for the three prior trading days including the day upon which a Notice of Conversion is received by the Company. As of December 31, 2019, 81,043 Preferred Series BB shares were exchange for an aggregate of $97,252 convertible notes of which 78,620 were cancelled and 2,423 are still outstanding

On November 27, 2019, Meso Numismatics Inc. entered into an Assignment and Assumption Agreement with Lans Holdings Inc., whereby Lans Holdings Inc. assigned all of its rights to, obligations and interest in a Binding Letter of Intent entered into on May 23, 2019 with Global Stem Cells Group Inc. and Benito Nova, setting forth the principal terms pursuant to which the Company will acquire 50,000,000 shares of common stock of Global Stem Cells Group Inc. to Meso Numismatics Inc. for assumption of certain Convertible Redeemable Notes issued by Lans holdings Inc. to lenders., pursuant to a securities purchase agreement.

Pursuant to the Assignment and Assumption Agreement and subject to any pre-existing defaults under the Notes, Meso Numismatics Inc. reissued the below Notes to a lender upon the following terms:

Original Date of Note	Note Date	Maturity Date	Principal Face Amount of Note	Interest Rate
12/12/2016	11/27/2019	11/27/2020	$239,196.00	10%
12/15/2016	11/27/2019	11/27/2020	291,930.00	12%
5/16/2019	11/27/2019	11/27/2020	83,000.00	15%
6/28/2019	11/27/2019	11/27/2020	191,000.00	15%
7/15/2019	11/27/2019	11/27/2020	84,500.00	15%
8/2/2019	11/27/2019	11/27/2020	98,000.00	15%
9/17/2019	11/27/2019	11/27/2020	92,000.00	15%
			$1,079,626.00

During the period ended December 31, 2019, the lender converted $2,093 of principal into common stock resulting into a balance of $1,077,533 at December 31, 2019.

These debentures are convertible, at the investors’ sole option, into common shares at the following terms:

●	a 50 percent discount to the lowest closing bid price during the 10 days immediately preceding the conversion date as reported on the National Quotations Bureau OTCQB exchange

●	a 50 percent discount to the average of the lowest traded price during the 20 days immediately preceding the conversion date as quoted by Bloomberg LP;

●	a 50 percent discount to the lowest closing bid price during the 25 days immediately preceding the conversion date as reported on the National Quotations Bureau OTCQB exchange

●	a 40 percent discount to the average of the three lowest traded price during the 20 days immediately preceding the conversion date as quoted by Bloomberg LP; or

●	either (i) a 40 percent discount to the 10 days average daily trading price immediately preceding the conversion date, or (ii) at a fixed conversion price of $0.001 per share during any time whereby the current day market price is at or less than $0.075.

The balance of the convertible as of December 31, 2019 and 2018 is as follows:

	December 31,	December 31,
	2019	2018
Convertible notes payable	2,563,145	997,502
Less: Discount	1,288,132	184,675
Convertible notes payable, net	$1,275,013	$812,827

During the periods ending December 31, 2019 and December 31, 2018 the Company received $387,980 and $208,724, respectively, from funding on new convertible notes. During 2019, the Company assumed an aggregate of $1,079,626 certain Convertible Redeemable Notes issued by Lans Holdings Inc. to lenders pursuant to the Assignment and Assumption Agreement and exchanged 78,620 shares of the Company’s Series BB preferred stock for an aggregate of $97,252 in Convertible Notes.

During the periods ending December 31, 2019 and 2018, the Company incurred losses of $13,193 and $3,292, respectively on the conversion of convertible notes. In connection with the convertible notes, the Company recorded $109,588 and $70,358, respectively of interest expense and $461,400 and $449,836, respectively of debt discount amortization expense. As of December 31, 2019 and 2018, the Company had approximately $537,225 and $437,458, respectively of accrued interest.

During the periods ending December 31, 2019 and December 31, 2018, the Company made no payments on the outstanding convertible notes, and converted $25,546 and $30,251, respectively, of principal and interest into 1,893,595 and 1,154,394 shares of common stock. As of December 31, 2019 and December 31, 2018, the principal balance of outstanding convertible notes payable was $2,563,145 and $997,502, respectively.

Promissory Notes Payable

The promissory note agreements bear no interest and have a four (4) year maturity date. The notes may be repaid in whole or in part at any time prior to maturity. As of December 31, 2019, 270,223 Preferred Series BB shares were exchange for an aggregate of $324,268 promissory notes.

On December 3, 2019, Melvin Pereira, the CEO, converted 18,500 shares of the 25,000 shares of Series BB preferred stock to acquire one hundred (100%) percent of Meso’s common stock into 250,999 shares of the Company’s common stock and elected to exchange the remaining 6,500 shares of Series BB preferred stock for a promissory note of $7,800.

Derivatives Liabilities

The Company determined that the convertible notes outstanding as of December 31, 2019 and 2018 contained an embedded derivative instrument as the conversion price was based on a variable that was not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40.

The Company determined the fair values of the embedded convertible notes derivatives and tainted convertible notes using the lattice valuation model with the following assumptions:

	December 31,
	2019	2018
Common stock issuable	266,447,568	60,680,162
Market value of common stock on measurement date	$0.0196	$0.0488
Adjusted exercise price	$0.00005-$0.0187	$0.00005-$0.0148
Risk free interest rate	1.60%	2.63%
Instrument lives in years	1.00 Year	1.00 Years
Expected volatility	575%	632%
Expected dividend yields	None	None

The balance of the fair value of the derivative liability as of December 31, 2019 and 2018 is as follows:

Balance at December 31, 2017	$1,449,389
Additions	263,503
Fair value loss	1,270,683
Conversions	(45,258)
Balance at December 31, 2018	2,938,317
Additions	1,541,248
Fair value loss	295,863
Conversions	(44,438)
Balance at December 31, 2019	$4,730,990

NOTE 5 – CONVERTIBLE PREFERRED STOCK

Designation of Series CC Convertible Preferred Stock

On November 26, 2019, the Company filed with the Secretary of State with Nevada an amendment to the Company’s Articles of Incorporation, as amended (the “Articles of Incorporation”), authorizing one thousand (1,000) shares of a new series of preferred stock, par value $0.001 per share, designated “Series CC Convertible Preferred Stock,” for which the board of directors established the rights, preferences and limitations thereof.

At any time prior to November 25, 2022 (“Automatic Conversion Date”) the Company may redeem for cash out of funds legally available therefor, any or all of the outstanding Series CC Convertible Preferred Stock at a price equal to $1,000 per share.

Each holder of outstanding shares of Series CC Convertible Preferred Stock shall be entitled to convert prior to the Automatic Conversion Date, convert part or all of its shares of Series CC Convertible Preferred Stock into a number of fully paid and nonassessable shares of common stock at a price per share determined by dividing the number of issued and outstanding shares of stock of the Company on the date of conversion by 1,000 and multiply the results by 0.8 conversion price.

The holders of the Series CC Convertible Preferred Stock shall not be entitled to receive dividends paid on the Company’s common stock.

The holders of the Series CC Convertible Preferred Stock shall not be entitled to vote on any matter submitted to the shareholders of the Company for their vote, waiver, release or other action.

On November 27, 2019, Meso Numismatics Inc. entered into an Assignment and Assumption Agreement with Global Stem Cells Group Inc., a corporation duly formed under the laws of the State of Florida, Benito Novas and Lans Holdings Inc. a Nevada Corporation whose securities ceased to be registered as of September 18, 2019, whereby LAHO assigned all of its rights, obligations and interest in, the Letter of Intent it previously entered into with Global Stem Cells Group Inc. and Benito Novas.

In consideration for the Assignment, Meso Numismatics Inc. issued to Lans Holdings Inc. 1,000 shares of its Series CC Convertible Preferred Stock valued at $83,731 calculated based on conversion provision of the Company’s Articles of Incorporation filed with the Secretary of State in Nevada on November 26, 2019. Shareholders of outstanding shares of Series CC Convertible Preferred Stock shall be entitled to convert part or all of its shares of Series CC Convertible Preferred Stock into a number of fully paid and nonassessable shares of common stock at a price per share determined by dividing the number of issued and outstanding shares of stock of the Company on the date of conversion by 1,000 and multiply the results by 0.8 conversion price.

The Convertible Series CC Preferred Stock has been classified outside of permanent equity and liabilities since it embodies a conditional obligation that the Company may settle by issuing a variable number of equity shares and the monetary value of the obligation is based on a fixed monetary amount known at inception. The Company has recorded $83,731 which represents 1,000 Series CC Convertible Preferred Stock at $83.73 per share, issued and outstanding as of December 31, 2020, outside of permanent equity and liabilities.

NOTE 6 – STOCKHOLDERS EQUITY

Common Shares

The Board of Directors was required to increase the number of authorized shares of common stock from (a) 200,000,000 to 500,000,000 during June 2015, (b) 500,000,000 to 1,500,000,000 during July 2015, and (c) 1,500,000,000 to 6,500,000,000 during March 2016, to adhere to the Company’s contractual obligation to maintain the required reserve share amount for debtholders.

On July 2, 2018, the Board of Directors authorized and shareholders approved a 1 for 1,000 reverse stock splits of its issued and outstanding shares of common stock held by the holders of record, June 30, 2018. The below transactions have been changed to reflect the 1 for 1,000 reverse stock split.

2018 Transactions

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

The above debt conversions resulted in a total loss on settlement and conversions of $3,292, included under additional paid in capital.

2019 Transactions

On April 22, 2019, 3,010 shares of the Company’s Series BB preferred stock were converted to 34,422 shares of the Company’s common stock. The shares were converted within the terms of their original issue terms or agreement; therefore a gain or loss was not recorded.

On August 27, 2019, the Company issued 400,731 shares of common stock in conversion of $12,443 convertible notes payable at conversion price of $0.03105: a loss of $8,099 was recorded.

On October 23, 2019, the Company issued 478,481 shares of common stock in conversion of $5,287 convertible notes payable at conversion price of $0.01105: a loss of $1,882 was recorded.

On December 2, 2019, the Company issued 299,000 shares of common stock in conversion of $2,093 convertible notes payable at conversion price of $0.007: a loss of $1,950 was recorded.

On December 3, 2019, an aggregate of 83,359 shares of the Company’s Series BB preferred stock were converted to 1,130,997 shares of the Company’s common stock. The shares were converted within the terms of their original issue terms or agreement; therefore a gain or loss was not recorded.

On December 10, 2019, the Company issued 715,383 shares of common stock in conversion of $5,723 convertible notes payable at conversion price of $0.008: a loss of $1,262 was recorded.

The above debt conversions resulted in a total loss on conversions of $13,193, included under additional paid in capital.

As of December 31, 2019 and 2018, the Company has 7,960,038 and 4,901,024 common shares issued and outstanding, respectively.

Designation of Series AA Super Voting Preferred Stock

On June 30, 2014, the Company filed with the Secretary of State with Nevada an amendment to the Company’s Articles of Incorporation, as amended (the “Articles of Incorporation”), authorizing the issuance of up to eleven million (11,000,000) of preferred stock, par value $0.001 per share.

On May 2, 2014, the Company filed with the Secretary of State with Nevada in the form of a Certificate of Designation that authorized the issuance of up to one million (1,000,000) shares of a new series of preferred stock, par value $0.001 per share, designated “Series AA Super Voting Preferred Stock,” for which the board of directors established the rights, preferences and limitations thereof.

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

During 2014, the Company and S & M Chuah Enterprises Ltd, agreed to an exchange of 900,000,000 common shares previously issued to S & M Chuah Enterprises Ltd, entity controlled by Ken Chua, CEO & board member for 500,000 shares of Series AA Preferred Stock of the Corporation, par value $0.001 per share. The 900,000,000 common shares were returned to the Company’s transfer agent for cancellation. The shares were valued on the date of the agreement using the par value of $0.001, since the shares were non-convertible, non-tradable super voting only.

During 2014, the Company and E-Network de Costa Rica S.A., entity controlled by Melvin Pereira mutually agreed upon amount of 500,000 shares of Series AA Preferred Stock of the Corporation, par value $0.001 per share, as a compensation for becoming the new CEO of Pure Hospitality Solutions Inc. The shares were valued on the date of the agreement and are non-convertible, non-tradable super voting only.

On November 26, 2019, the Company filed with the Secretary of State with Nevada an amendment to the Company’s Articles of Incorporation, as amended (the “Articles of Incorporation”), authorizing the increase to 1,050,000 shares of the Series AA Super Voting Preferred Stock.

As of December 31, 2019 and 2018, the Company had 1,000,000 preferred shares of Series AA Preferred Stock issued and outstanding.

Designation of Series BB Preferred Stock

On March 29, 2017, the Company filed with the Secretary of State with Nevada in the form of a Certificate of Designation that authorized the issuance of up to one million (1,000,000) shares of a new series of preferred stock, par value $0.001 per share, designated “Series BB Preferred Stock,” for which the board of directors established the rights, preferences and limitations thereof.

Each holder of outstanding shares of Series BB Preferred Stock shall be entitled to convert on a 1 for 1 basis into shares of the Company’s common stock, any or all of their shares of Series BB Preferred Stock after a minimum of six (6) months have elapsed from the issuance of the preferred stock to the holder. The Series BB Preferred Stock has no voting rights until the Holder redeems the preferred stock into the Company’s common stock. The Series BB Preferred Stock shall not be adjusted by the Corporation.

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

On April 27, 2018, the company issued 11,564 Preferred BB Shares to qualifying shareholders as part of the Common Stock incentive program that occurred during 2017. Each holder of outstanding shares of Series BB Preferred Stock shall be entitled to convert any or all of their shares of Series BB Preferred Stock after a minimum of six (6) months have elapsed from the issuance of the preferred stock to the holder. The Series BB Preferred Stock has no voting rights until the Holder redeems the preferred stock into the Company’s common stock. The Series BB Preferred Stock shall not be adjusted by the Corporation. These shares were valued on the date of the agreement, using the share price of $0.0002 per OTC Markets on that date.

On June 14, 2018, the company issued 384 Preferred BB Shares to qualifying shareholders as part of the Common Stock incentive program that occurred during 2017. Each holder of outstanding shares of Series BB Preferred Stock shall be entitled to convert any or all of their shares of Series BB Preferred Stock after a minimum of six (6) months have elapsed from the issuance of the preferred stock to the holder. The Series BB Preferred Stock has no voting rights until the Holder redeems the preferred stock into the Company’s common stock. The Series BB Preferred Stock shall not be adjusted by the Corporation. These shares were valued on the date of the agreement, using the share price of $0.0002 per OTC Markets on that date.

On October 11, 2018, the company issued 19,209 Preferred BB Shares to qualifying shareholders as part of the Common Stock incentive program that occurred during 2017. Each holder of outstanding shares of Series BB Preferred Stock shall be entitled to convert any or all of their shares of Series BB Preferred Stock after a minimum of six (6) months have elapsed from the issuance of the preferred stock to the holder. The Series BB Preferred Stock has no voting rights until the Holder redeems the preferred stock into the Company’s common stock. The Series BB Preferred Stock shall not be adjusted by the Corporation. These shares were valued on the date of the agreement, using the share price of $0.0947 per OTC Markets on that date.

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

2019 Transactions

On April 22, 2019, 3,010 shares of the Company’s Series BB preferred stock were converted to 34,422 shares of the Company’s common stock. The shares were converted within the terms of their original issue terms or agreement; therefore a gain or loss was not recorded.

On December 3, 2019, an aggregate of 83,359 shares of the Company’s Series BB preferred stock were converted to 1,130,997 shares of the Company’s common stock. The shares were converted within the terms of their original issue terms or agreement; therefore a gain or loss was not recorded.

On November 25, 2019, Meso Numismatics Inc. pursuant to the certificate of designation of the Series BB, elected to exchange the preferred shares for other indebtedness calculated at a price per share equal to $1.20. Upon the Company’s mailing of the Exchange Agreement, the shareholder shall have the option, within 30 days of such mailing date and subject to the execution of this Agreement to receive the Indebtedness in the form of a convertible note. Should the shareholder not give the Meso Numismatics Inc. notice the Indebtedness shall automatically be issued in the form of a promissory note. As of December 31, 2019, an aggregate of 78,620 shares of the Company’s Series BB preferred stock were cancelled for an indebtedness of $429,241; a loss of $37,991 was recorded.

During the periods ending December 31, 2019 and 2018, the Company incurred losses of $13,193 and $3,292, respectively from conversion of convertible debt, in 2019 losses of $37,991 from exchange of Series BB preferred stock for indebtedness.

Designation of Series DD Convertible Preferred Stock

On November 26, 2019, the Company filed with the Secretary of State with Nevada an amendment to the Company’s Articles of Incorporation, as amended (the “Articles of Incorporation”), authorizing ten thousand (10,000) shares of a new series of preferred stock, par value $0.001 per share, designated “Series DD Convertible Preferred Stock,” for which the board of directors established the rights, preferences and limitations thereof.

Each holder of outstanding shares of Series DD Convertible Preferred Stock shall be entitled to its shares of Series DD Convertible Preferred Stock into a number of fully paid and nonassessable shares of common stock determined by multiplying the number of issued and outstanding shares of common stock of the Company on the date of conversion by 3.17 conversion price.

The holders of the Series DD Convertible Preferred Stock shall not be entitled to receive dividends paid on the Company’s common stock.

The holders of the Series DD Convertible Preferred Stock shall not be entitled to vote on any matter submitted to the shareholders of the Company for their vote, waiver, release or other action.

As of December 31, 2019, the Company had no preferred shares of Series DD Convertible Preferred Stock issued and outstanding.

Stock Payable

On December 29, 2017, the Company entered into certain Debt Settlement Agreements with three vendors to extinguish $188,495 of payables held by these vendors. All parties agreed to a total exchange of 20,212 of shares of BB Preferred Stock of the Corporation, par value $0.001 per share, as payment for the settlement. The shares were valued using the stock price on the date of the agreement resulting in $2 recorded in equity as stock payable and $188,493 recorded as a gain on settlement of debt. On February 08, 2018, the Company issued the mutually agreed upon number of shares of BB Preferred Stock of the Corporation, par value $0.001 per share, releasing the total stock payable in the amount of $2.

NOTE 7 – RELATED PARTY TRANSACTIONS

On March 31, 2018, the Company changed its corporate registered offices to 433 Plaza Real Suite, 275, Boca Raton, Florida 33432. The online virtual office lease is for a month to month term at $53.10 per month. Prior to March 31, 2018, the Company shares its corporate registered offices with Ajene Watson LLC at 3265 Johnson Avenue, Suite 213, Riverdale, NY 10463. The lease is for a year-to-year term. During the year ended December 31, 2019 and the year ended December 31, 2018, the Company incurred no material rent expenses. The Company has no physical office leases that required implementation of ASU 842 in the year ended December 31, 2019 to assets and liabilities.

On November 27, 2019, and in connection with the execution of the Assignment and the LOI, the Company’s Board of Directors appointed Mr. David Christensen former director and CEO of Lans Holdings, Inc., to serve as director and president of the Company (see Note 1).

On December 3, 2019, Melvin Pereira, the CEO, converted 18,500 shares of the 25,000 shares of Series BB preferred stock to acquire one hundred (100%) percent of Meso’s common stock into 250,999 shares of the Company’s common stock and elected to exchange the remaining 6,500 shares of Series BB preferred stock for a promissory note of $7,800.

On June 26, 2020, due to Mr. Pereira’s resignation, Meso Numismatics Inc.’s Board of Directors appointed Mr. David Christensen, current Director and President of the Company, to serve as Chief Executive Officer, Chief Financial Officer and Secretary, effective June 27, 2020 and granted 50,000 shares of Series AA to Mr. David Christensen.

NOTE 8– INCOME TAXES

Due to the Company’s net losses, there were no provisions for income taxes for the years ended December 31, 2019 and 2018. The difference between the income tax expense of zero shown in the statement of operations and pre-tax book net loss times the federal statutory rate of 21% is due to the change in the valuation allowance.

Deferred income tax assets as of December 31, 2019 and 2018 were as follows:

	December 31, 2019	December 31, 2018
Deferred Tax Assets:
Net operating losses	$926,656	$813,814
Less valuation allowance	(926,656)	(813,814)
Total deferred tax assets	$-	$-

The Company has recorded a full allowance against its deferred tax assets as of December 31, 2019 and 2018 because management determined that it is not more-likely-than not that those assets will be realized. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

For federal income tax purposes, the Company has a net operating loss carry forward of approximately $4,412,646 at December 31, 2019, which expires commencing in 2034.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

On May 12, 2015, the Company issued a convertible promissory Note (the “Note”) in the principal amount of $25,000 to Tarpon Bay Partners, LLC (“Tarpon Bay”) whose principal at the time is now known as a “Bad Actor” under SEC rules. On or about January 23, 2017, Tarpon Bay elected to convert principal and interest under the Note into shares of the Company’s common stock. On or about June 6, 2017 the Note was assigned to J.P. Carey Enterprises, Inc. (“J.P.”). On or about June 7, 2017, J.P. elected to convert principal and interest under the Note into shares of the Company’s common stock. Joseph Canouse, a principal at J.P., initiated a lawsuit against the Company in Fulton County Court, in Georgia for, among other things, breach of contract. A default judgment was entered into against the Company for failure to response to these claims. The court then issued an Order of Judgement against the Company in the amount of $282,500 which was recorded in accounts payable as of December 31, 2017. The Company appealed the Courts’ decision and in November 2018, while the Court of Appeals affirmed liability under the judgment, the Court of Appeals vacated the award of the entire judgment amount and remanded the case back to the trial court with instructions.

NOTE 10 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	December 31, 2019	December 31, 2018
Computer and office equipment (5 year useful life)	$4,000	$4,000
Less: accumulated depreciation	(1,000)	(200)
Total property and equipment, net	$3,000	$3,800

Depreciation expense for the years ended December 31, 2019 and 2018 was $800 and $200, respectively.

NOTE 11 – SUBSEQUENT EVENTS

On January 8, 2020, the Company issued 410,000 shares of common stock in conversion of $2,583 convertible notes payable at conversion price of $0.0063: a loss of $4,251 was recorded.

From January 30, 2020 to June 25, 2020, the Company entered into an aggregate of $167,430 of Convertible Debentures with a lender which bear interest at eight (8%) percent and have a one (1) year maturity date. The notes may be repaid in whole or in part at any time prior to maturity. There are no shares of common stock issuable upon the execution of the promissory notes. The notes are convertible, at the lenders’ sole discretion, into shares of common stock at variable conversion prices.

On April 22, 2020, Meso Numismatics Inc. entered into a Second Post Closing Amendment to the Assignment and Assumption Agreement originally entered into on November 27, 2019 with Global Stem Cells Group Inc., Benito Novas, and Lans Holdings Inc., which Assignment was first amended pursuant to the Post Closing Amendment to the Assignment and Assumption Agreement entered into on December 23, 2019. The Original Agreement is amended to extend the deadline to enter into the New LOI to 150 days from the execution of the Second Amendment and option to receive Series CC Convertible Preferred Stock granted to Lans Holdings Inc. has been extended to 150 days from the execution of the Second Amendment.

From May 4, 2020 to June 1, 2020, the Company entered into an aggregate of $146,200 of Convertible Debentures with a lender which bear interest at fifteen (15%) percent and have a one (1) year maturity date. The notes may be repaid in whole or in part at any time prior to maturity. There are no shares of common stock issuable upon the execution of the promissory notes. The notes are convertible, at the lenders’ sole discretion, into shares of common stock at variable conversion prices.

On May 19, 2020, the Company issued 802,525 shares of common stock in conversion of $3,290 convertible notes payable at conversion price of $0.0041: a loss of $3,378 was recorded.

On June 25, 2020, the Company entered into a Convertible Debentures with a lender in the amount of $60,000 which bear interest at fifteen (15%) percent and have a one (1) year maturity date. The note may be repaid in whole or in part at any time prior to maturity. There are no shares of common stock issuable upon the execution of the promissory note. The note is convertible, at the lenders’ sole discretion, into shares of common stock at variable conversion prices.

On June 25, 2020, Mr. Martin Chuah submitted his resignation as Director of the Company, effective June 26, 2020. There are no disagreements between Mr. Chuah and Meso Numismatics Inc. on any matter relating to its operations, policies or practices.

On June 26, 2020, Meso Numismatics Inc. completed the repurchase of 1,000,000 shares of its Series AA (“Series AA”) Super Voting Preferred Stock, representing all of the Series AA shares held by E-Network de Costa Rica S.A. and S&M Chuah Enterprises Ltd., respectively.

On June 26, 2020, Mr. Melvin Pereira submitted his resignation as Chief Executive Officer, Chief Financial Officer, Secretary and Director of Meso Numismatics Inc., effective June 26, 2020. There are no disagreements between Mr. Pereira and Meso Numismatics Inc. on any matter relating to its operations, policies or practices.

On June 26, 2020, due to Mr. Pereira’s resignation, Meso Numismatics Inc.’s Board of Directors appointed Mr. David Christensen, current Director and President of the Company, to serve as Chief Executive Officer, Chief Financial Officer and Secretary, effective June 27, 2020 and granted 50,000 shares of Series AA to Mr. David Christensen.

On September 16, 2020, Meso Numismatics Inc. entered into a Third Post Closing Amendment to the Assignment and Assumption Agreement originally entered into on November 27, 2019 with Global Stem Cells Group Inc., Benito Novas, and Lans Holdings Inc., which Assignment was first amended pursuant to the Post Closing Amendment to the Assignment and Assumption Agreement entered into on December 23, 2019 and amended pursuant to a Second Post Closing Amendment to the Assignment and Assumption Agreement entered into on April 22, 2020. The Original Agreement is amended to extend the deadline to enter into the New LOI to 180 days from the execution of the Third Amendment and option to receive Series CC Convertible Preferred Stock granted to Lans Holdings Inc. has been extended to 180 days from the execution of the Third Amendment.

On November 12, 2020, the Company filed with the Secretary of State in Nevada the amendment to Certificate of Designation authorizing the increase from 1,000 to 8,000,000 shares of the Series CC Convertible Preferred Stock.

On November 16, 2020, Meso Numismatics Inc. and Lans Holdings Inc. confirmed that an option has been granted to Lans Holdings Inc. to increase the Series CC Convertible Preferred Stock from 1,000 to 8,000,000 shares.

On December 7, 2020, we signed Debt Restructure Agreements to restructure the debt obligations with three separate lenders.  The three lenders all had outstanding convertible promissory notes with our company in the aggregate principal amount plus accrued but unpaid interest of $5,379,624, and the parties have agreed to terminate the old convertible promissory notes in favor of new secured promissory notes and warrants to purchase shares of our common stock.  We agreed to the new notes and warrants over the prior convertible notes because the old notes were in default and contained unfavorable terms on conversions. The new notes extended the maturity date, are not convertible into our common shares, but instead secure the debt obligations with our assets.  The new notes have a maturity date of December 7, 2023 and an aggregate principal amount of $5,379,624 and, as an incentive; we have issued cashless warrants to purchase 15,000,000 shares of our common stock at an exercise price of $0.03 per share in connection with the restructuring.