Form 10-Q
period 2020-03-31
MESO NUMISMATICS, INC.
filed 2021-01-07
CIK 1760026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2020

or

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

As of December 28, 2020, there were 10,869,596 shares outstanding of the registrant’s common stock.

MESO NUMISMATICS, INC.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MESO NUMISMATICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current assets
Cash and restricted cash	$11,297	$23,379
Total current assets	11,297	23,379
Property and equipment, net	2,800	3,000
Total assets	$14,097	$26,379

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$424,189	$423,209
Accrued liabilities-related party	11,670	-
Convertible notes payable, net	1,641,408	1,274,959
Accrued interest	602,031	537,225
Derivative liability	5,102,054	4,730,990
Total current liabilities	7,781,352	6,966,383

Long term liabilities
Convertible notes payable, net	4,898	54
Notes payable-related parties	7,800	7,800
Notes payable	324,268	324,268
Total liabilities	$8,118,318	$7,298,505

Preferred stock, $0.001 par value per share; 1,000 shares authorized as Series CC; 1,000 shares issued and outstanding for the quarter ended March 31, 2020 and the year ended December 31, 2019, respectively	83,731	83,731

Stockholders’ deficit
Preferred stock, $0.001 par value per share 1,000,000 shares authorized as Series AA; 1,000,000 shares issued and outstanding for the quarter ended March 31, 2020 and the year ended December 31, 2019, respectively	1,000	1,000
Preferred stock, $0.001 par value per share; 1,000,000 shares authorized as Series BB; 559,815 shares issued and 279,146 shares outstanding for the quarter ended March 31, 2020 and the year ended December 31, 2019, respectively	279	279
Common stock, $0.001 par value per share; 6,500,000,000 shares authorized; 9,972,352 and 9,562,352 shares issued and 8,370,038 and 7,960,038 shares outstanding for the quarter ended March 31, 2020 and the year ended December 31, 2019, respectively	8,371	7,961
Additional paid in capital	20,538,148	20,524,380
Accumulated deficit	(28,735,750)	(27,889,477)
Total stockholders’ deficit	(8,187,952)	(7,355,857)
Total liabilities and stockholders’ deficit	$14,097	$26,379

The accompanying notes are an integral part of these condensed consolidated financial statements.

MESO NUMISMATICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Revenue	$11,320	$11,916
Cost of revenue	12,119	15,708
Gross profit	(799)	(3,792)

Operating expenses
Advertising and marketing	44	233
Professional fees	12,729	53,454
Officer compensation	45,484	24,724
Depreciation expense	200	200
Investor relations	3,500	13,750
General and administrative	15,276	5,878
Total operating expenses	77,233	98,239

Other income (expense)
Interest expense	(438,682)	(97,968)
Loss on conversion of debt	(4,251)	-
Derivative financial instruments	(325,308)	(2,482,993)
Net loss	$(846,273)	$(2,682,992)

Net loss per common share, basic and diluted	$(0.10)	$(0.55)

Weighted average number of common shares outstanding, basic and diluted	8,333,924	4,901,024

The accompanying notes are an integral part of these condensed consolidated financial statements.

MESO NUMISMATICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2020

(Unaudited)

	Series CC Preferred Stock		Series AA Preferred Stock		Series BB Preferred Stock		Common Stock		Additional Paid In	Stock	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total
Balance, December 31, 2019	1,000	$83,731	1,000,0000	$1,000	279,146	$279	7,960,038	$7,961	$20,524,380	$-	$(27,889,477)	$(7,355,857)
Conversion of convertible debt	-	-	-	-	-	-	410,000	410	2,173	-	-	2,583
Loss on conversion of debt	-	-	-	-	-	-	-	-	4,251	-	-	4,251
Derivative settlement	-	-	-	-	-	-	-	-	7,344	-	-	7,344
Net loss	-	-	-	-	-	-		-	-	-	(846,273)	(846,273)
Balance, March 31, 2020	1,000	$83,731	1,000,000	$1,000	279,146	$279	8,370,038	$8,371	$20,538,148	$-	$(28,735,750)	$(8,187,952)

MESO NUMISMATICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2019

(Unaudited)

	Series CC Preferred Stock		Series AA Preferred Stock		Series BB Preferred Stock		Common Stock		Additional Paid In	Stock	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total
Balance, December 31, 2018	-	$-	1,000,000	$1,000	444,135	$444	4,901,024	$4,900	$20,835,425	$-	$(25,380,333)	$(4,538,564)
Net income (Loss)	-	-	-	-	-	-	-	-	-	-	(2,682,992)	(2,682,992)
Balance, March 31,2019	-	$-	1,000,000	$1,000	444,135	$444	4,901,024	$4,900	$20,835,425	$-	$(28,063,325)	$(7,221,556)

The accompanying notes are an integral part of these condensed consolidated financial statements

MESO NUMISMATICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(846,273)	$(2,682,992)
Non-cash adjustments to reconcile net loss to net cash:
Amortization of debt discount	373,876	77,188
Depreciation and amortization expense	200	200
Change in derivative liabilities	325,308	2,482,993
Loss on conversion of debt	4,251	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	77,956	29,985
CASH USED BY OPERATING ACTIVITIES	(64,682)	(92,626)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of debt	52,600	62,370
CASH PROVIDED BY FINANCING ACTIVITIES	52,600	62,370

Net decrease in cash	(12,082)	(30,256)
Cash, beginning of year	23,379	30,834

Cash, end of year	$11,297	$578

NON-CASH FINANCING ACTIVITIES:
Discount issued on convertible debt	$53,100	$62,370
Settlement of derivative discounts	$7,344	$-
Conversion of convertible debt	$2,583	-

The accompanying notes are an integral part of these condensed consolidated financial statements

MESO NUMISMATICS, INC.

NOTES TO CONSOLDIATED FINANCIAL STATEMENTS

March 31, 2020

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

On November 16, 2016, the Company entered into an Agreement and Plan of Merger between the Company and Meso Numismatics Corp. (“Meso”). The acquisition of Meso is to support the Company’s overall mission of specializing in ventures related to Central America and the Latin countries of the Caribbean; not limited to tourism. Meso is a small but scalable numismatics operation that the Company can leverage for low-cost revenues and product marketing.

Meso Numismatics maintains an online store with eBay (www.mesocoins.com) and participates in live auctions with major companies such as Heritage Auctions, Stacks Bowers Auctions and Lyn Knight Auctions.

The acquisition was complete on August 4, 2017 following the Company issuance of 25,000 shares of Series BB preferred stock to Meso to acquire one hundred (100%) percent of Meso’s common stock. The Company accounted for the acquisition as common control, as Melvin Pereira, the CEO and principal shareholder of the Company controlled, operated and owned both companies. On November 16, 2016, the date of the Merger Agreement and June 30, 2017, the date of the Debt Settlement Agreement, Melvin Pereira, CEO of Pure Hospitality Solutions, owned 100% of the stock of Meso Numismatics. Pure Hospitality Solutions, Inc. and Meso Numismatics first came under common control on June 30, 2017.

On September 4, 2017, the Company decided to suspend its booking operations, Oveedia, to focus on continuing to build its numismatic business, Meso Numismatics. The Company did, however, use its footprint within the Latin American region to expand Meso Numismatics at a much quicker rate.

In September 2018, the Company changed its name to Meso Numismatics, Inc. and FINRA provided a market effective date and on September 26, 2018, the new ticker symbol MSSV became effective on October 16, 2018.

On July 2, 2018, the Board of Directors authorized, and shareholders approved a 1-for-1,000 reverse stock split of its issued and outstanding shares of common stock held by the holders of record. The prior year financials have been changed to reflect the 1-for-1,000 reverse stock split.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The audited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Pure Hospitality Solutions, Inc. and Meso Numismatics Corp. All intercompany transactions have been eliminated.

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

Cash and Cash Equivalents

The Company considers all highly liquid accounts with original maturities of three months or less to be cash equivalents. At March 31, 2020 and December 31, 2019, all of the Company’s cash was deposited in major banking institutions. There were no cash equivalents as of March 31, 2020 and December 31, 2019.

Inventory

The Company’s inventory is comprised of roughly 50% coins and medals and 50% paper money. The Company has a meticulous process for the acquisition and sales process for each coin item. The Company specializes in coins from the Meso region, but also acquires coins and medals from elsewhere around the world

 As of March 31, 2020, the Company is working on an inventory tracking system by serial number. Until such time as an inventory tracking system exists, the inventory costs cannot be properly confirmed and written-off to cost of revenue.

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

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the period ended March 31 2020 and December 31, 2019.

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

Net Earnings (Losses) Per Common Share

The Company computes earnings (loss) per share by dividing net earnings (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents may consist of shares issuable upon conversion of convertible preferred shares and convertible notes payable (calculated using the treasury stock method). Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations. As of March 31, 2020, the conversion of convertible notes would result in an additional 707,121,727 shares of common stock.

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

At March 31, 2020 and December 31, 2019, the carrying amounts of the Company’s financial instruments, including cash, account payables, and accrued expenses, approximate their respective fair value due to the short-term nature of these instruments.

At March 31, 2020 and December 31, 2019, the Company does not have any assets or liabilities except for derivative liabilities and convertible notes payable required to be measured at fair value in accordance with FASB ASC Topic 820, Fair Value Measurement.

The following presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on non-recurring basis as of March 31, 2020 and December 31, 2019:

	Level 1	Level 2	Level 3	Total
March 31, 2020
Convertible Notes Payable, net of discount	$-	$1,646,306	$-	$1,646,306
Derivative Liability	-	-	5,102,054	5,102,054
Total	$-	$1,646,306	$5,102,054	$6,748,360

December 31, 2019
Convertible Notes Payable, net of discount	$-	$1,275,013	$-	$1,275,013
Derivative Liability	-	-	4,730,990	4,730,990
Total	$-	$1,275,013	$4,730,990	$6,006,003

Comprehensive Income

The Company records comprehensive income as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Other comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. As of March 31, 2020, and December 31, 2019, the Company had no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Stock Based Compensation

Stock based compensation costs are measured at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The Company determines the fair value of awards using the Black - Scholes valuation model.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. The Company follows paragraph 606 of the FASB Accounting Standards Codification for revenue recognition and ASU 2014-09, adopting the pronouncements on January 1, 2018. The company considers revenue realized or realizable and earned when the products are delivered. Since the Company was already recognizing revenue in a manner consistent with paragraph 606 of the FASB Accounting Standards Codification, there was no material impact on prior year results.

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

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, resulting in an accumulated deficit of approximately $28,735,750 and negative working capital of $7,770,055 as of March 31, 2020 and future losses are anticipated. These factors, among others, generally tend to raise substantial doubt as to its ability to obtain additional long-term debt or equity financing in order to have the necessary resources to further design, develop and launch the website and market the Company’s new service.

In order to continue as a going concern, the Company needs to develop a reliable source of revenues and achieve a profitable level of operations in the future and/or to obtain the necessary financing to meet its obligations arising from normal business operations when they come due.

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

(2) Identify the performance obligations in the contract

(3) Determine the transaction price

(4) Allocate the transaction price to each performance obligation in the contract

(5) Recognize revenue when each performance obligation is satisfied

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the period ended March 31, 2020 and December 31, 2019.

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

NOTE 4 – NOTES PAYABLE

Convertible Notes Payable

During 2015, the Company entered into Convertible Debentures with Digital Arts Media Network and Ajene Watson, LLC. The promissory note agreements bear interest from eight (8%) percent to ten (10%) and have a one (1) year maturity date. The notes may be repaid in whole or in part at any time prior to maturity. There are no shares of common stock issuable upon the execution of the promissory notes. The notes are convertible, at the investors’ sole discretion, into shares of common stock at variable conversion prices. As of March 31, 2020, and December 31, 2019, Digital Arts Media Network and Ajene Watson, LLC had an outstanding balance of $148,247.

From 2016 to 2018, the Company entered into several Convertible Debentures with a lender which bear interest at eight (8%) percent and have a one (1) year maturity date. The notes may be repaid in whole or in part at any time prior to maturity. There are no shares of common stock issuable upon the execution of the promissory notes. The notes are convertible, at the leaders’ sole discretion, into shares of common stock at variable conversion prices. The lender had an outstanding balance at March 31, 2020 and December 31, 2019 of $852,133.

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

The convertible note agreements bear no interest and have a four (4) year maturity date. The notes may be repaid in whole or in part at any time prior to maturity. There are no shares of common stock issuable upon the execution of the promissory notes. The notes are convertible, at the investors’ sole discretion, into shares of common stock at conversion price equal to the lowest bid price of the Common Stock as reported on the National Quotations Bureau OTC Markets exchange for the three prior trading days including the day upon which a Notice of Conversion is received by the Company. As of March 31, 2020, and December 31, 2019, 81,043 Preferred Series BB shares were exchange for an aggregate of $97,252 convertible notes of which 78,620 were cancelled and 2,423 are still outstanding

On November 27, 2019, Meso Numismatics Inc. entered into an Assignment and Assumption Agreement with Lans Holdings Inc., whereby Lans Holdings Inc. assigned all of its rights to, obligations and interest in a Binding Letter of Intent entered into on May 23, 2019 with Global Stem Cells Group Inc. and Benito Nova, setting forth the principal terms pursuant to which the Company will acquire 50,000,000 shares of common stock of Global Stem Cells Group Inc. to Meso Numismatics Inc. for assumption of certain Convertible Redeemable Notes issued by Lans holdings Inc. to lenders., pursuant to a securities purchase agreement.

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
			$1,079,626.00

During the period ending March 31, 2020, the Company entered into two Convertible Debentures with a lender which bear interest of eight (8%) percent and have a one (1) year maturity date. The notes may be repaid in whole or in part at any time prior to maturity. There are no shares of common stock issuable upon the execution of the promissory notes. The notes are convertible, at the lenders’ sole discretion, into shares of common stock at variable conversion prices. The lender had advanced a total of $52,600, net of discount and attorney fees, in the amount of $5,810 to the Company.

During the period ended March 31, 2020 and December 31, 2019, the lender converted $4,676 of principal into common stock resulting into a balance of $1,074,950 on March 31, 2020.

These debentures are convertible, at the investors’ sole option, into common shares at the following terms:

●	a 50 percent discount to the lowest closing bid price during the 10 days immediately preceding the conversion date as reported on the National Quotations Bureau OTCQB exchange

●	a 50 percent discount to the average of the lowest traded price during the 20 days immediately preceding the conversion date as quoted by Bloomberg LP;

●	a 50 percent discount to the lowest closing bid price during the 25 days immediately preceding the conversion date as reported on the National Quotations Bureau OTCQB exchange

●	a 40 percent discount to the average of the three lowest traded price during the 20 days immediately preceding the conversion date as quoted by Bloomberg LP; or

●	either (i) a 40 percent discount to the 10 days average daily trading price immediately preceding the conversion date, or (ii) at a fixed conversion price of $0.001 per share during any time whereby the current day market price is at or less than $0.075.

The balance of outstanding convertible notes as of March 31, 2020 and December 31, 2019 is as follows:

	March 31,	December 31,
	2020	2019
Convertible notes payable	$2,618,972	$2,563,145
Less: Discount	972,666	1,288,132
Convertible notes payable, net	$1,646,306	$1,275,013

During the periods ending March 31, 2020 and December 31, 2019 the Company received $52,600 and $387,980, respectively, from funding on new convertible notes.

During 2019, the Company assumed an aggregate of $1,079,626 certain Convertible Redeemable Notes issued by Lans Holdings Inc. to lenders pursuant to the Assignment and Assumption Agreement and, pursuant to the company’s exchange of debt for Series BB Preferred Stock, exchanged 78,620 shares of the Company’s Series BB preferred stock for an aggregate of $97,252 in Convertible Notes.

During the periods ending March 31, 2020 and 2019, the Company incurred no losses on the conversion of convertible notes. In connection with the convertible notes, the Company recorded $64,806 and $20,780, respectively of interest expense and $373,876 and $77,188, respectively of debt discount amortization expense. As of March 31, 2020, and December 31, 2019, the Company had approximately $602,031 and $537,225, respectively of accrued interest.

During the periods ending March 31, 2020 and December 31, 2019, the Company made no payments on the outstanding convertible notes, and converted $2,583 and $30,251, respectively, of principal and interest into 410,000 and 1,893,595 shares of common stock. As of March 31, 2020, and December 31, 2019, the principal balance of outstanding convertible notes payable was $2,618,972 and $2,563,145, respectively.

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

Derivatives Liabilities

The Company determined that the convertible notes outstanding as of March 31, 2020 and December 31, 2019 contained an embedded derivative instrument as the conversion price was based on a variable that was not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40.

The Company determined the fair values of the embedded convertible notes derivatives and tainted convertible notes using the lattice valuation model with the following assumptions:

	March 31,	December 31,
	2019	2018
Common stock issuable	707,121,727	266,447,568
Market value of common stock on measurement date	$0.008	$0.0196
Adjusted exercise price	$0.00005-$0.0080	$0.00005-$0.0187
Risk free interest rate	0.17%	1.60%
Instrument lives in years	1.00 Year	1.00 Years
Expected volatility	501%	575%
Expected dividend yields	None	None

The balance of the fair value of the derivative liability as of March 31, 2020 and December 31, 2019 is as follows:

Balance at December 31, 2018	$2,938,317
Additions	1,541,248
Fair value loss	295,863
Conversions	(44,438)
Balance at December 31, 2019	4,730,990
Additions	53,100
Fair value loss	325,308
Conversions	(7,344)
Balance at March 31, 2020	$5,102,054

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

At any time prior to November 25, 2022 (“Automatic Conversion Date”) the Company may redeem for cash out of funds legally available therefor, any or all of the outstanding Series CC Convertible Preferred Stock at a price equal to $1,000 per share. If not converted prior, on the Automatic Conversion Date, any and all remaining issued and outstanding shares of Series CC Convertible Preferred Stock shall automatically convert at the Conversion Price, which is a price per share determined by dividing the number of issued and outstanding shares of stock of the Company on the date of conversion by 1,000 and multiply the results by 0.8 conversion price.

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

The Convertible Series CC Preferred Stock has been classified outside of permanent equity and liabilities since it embodies a conditional obligation that the Company may settle by issuing a variable number of equity shares and the monetary value of the obligation is based on a fixed monetary amount known at inception. The Company has recorded $83,731 which represents 1,000 Series CC Convertible Preferred Stock at $83.73 per share, issued and outstanding as of March 31, 2020 and December 31, 2019, outside of permanent equity and liabilities.

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

On July 2, 2018, the Board of Directors authorized, and shareholders approved a 1 for 1,000 reverse stock splits of its issued and outstanding shares of common stock held by the holders of record, June 30, 2018. The below transactions have been changed to reflect the 1 for 1,000 reverse stock split.

2019 Transactions

On April 22, 2019, 3,010 shares of the Company’s Series BB preferred stock were converted to 34,422 shares of the Company’s common stock. The shares were converted within the terms of their original issue terms or agreement; therefore, a gain or loss was not recorded.

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

On December 3, 2019, an aggregate of 83,359 shares of the Company’s Series BB preferred stock were converted to 1,130,997 shares of the Company’s common stock. The shares were converted within the terms of their original issue terms or agreement; therefore, a gain or loss was not recorded.

On December 10, 2019, the Company issued 715,383 shares of common stock in conversion of $5,723 convertible notes payable at conversion price of $0.008: a loss of $1,262 was recorded.

The above debt conversions resulted in a total loss on conversions of $13,193, included under additional paid in capital.

2020 Transactions

On January 8, 2020, the Company issued 410,000 shares of common stock in conversion of $2,583 convertible notes payable at conversion price of $0.0063: a loss of $4,251 was recorded.

As of March 31, 2020, and December 31, 2019, the Company has 8,370,038 and 7,960,038 common shares issued and outstanding, respectively.

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

As of March 31, 2020, and December 31, 2019, the Company had 1,000,000 preferred shares of Series AA Preferred Stock issued and outstanding.

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

2019 Transactions

On April 22, 2019, 3,010 shares of the Company’s Series BB preferred stock were converted to 34,422 shares of the Company’s common stock. The shares were converted within the terms of their original issue terms or agreement; therefore, a gain or loss was not recorded.

On December 3, 2019, an aggregate of 83,359 shares of the Company’s Series BB preferred stock were converted to 1,130,997 shares of the Company’s common stock. The shares were converted within the terms of their original issue terms or agreement; therefore, a gain or loss was not recorded.

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

As of March 31, 2020, and December 31, 2019, the Company had 279,146 preferred shares of Series BB Preferred Stock issued and outstanding.

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

As of March 31, 2020, and December 31, 2019, the Company had no preferred shares of Series DD Convertible Preferred Stock issued and outstanding.

NOTE 7 – RELATED PARTY TRANSACTIONS

On March 31, 2018, the Company changed its corporate registered offices to 433 Plaza Real Suite, 275, Boca Raton, Florida 33432. The online virtual office lease is for a month-to-month term at $53.10 per month. Prior to March 31, 2018, the Company shared its corporate registered offices with Ajene Watson LLC at 3265 Johnson Avenue, Suite 213, Riverdale, NY 10463. The lease is for a year-to-year term. During the year ended December 31, 2019 and the year ended December 31, 2018, the Company incurred no material rent expenses. The Company has no physical office leases that required implementation of ASU 842 in the year ended December 31, 2019 to assets and liabilities.

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

As of March 31, 2020, the Company owed David Christensen, current Director and President of the Company $10,000 in compensation and Heritage Corp. $1,670 for grading expenses paid on behalf of Meso Numismatics Inc.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

NOTE 09 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	March 31, 2020	December 31, 2019
Computer and office equipment (5-year useful life)	$4,000	$4,000
Less: accumulated depreciation	(1,200)	(1,000)
Total property and equipment, net	$2,800	$3,000

Depreciation expense for the three months ended March 31, 2020 and the year ended December 31, 2019 was $200 and $800, respectively.

NOTE 10 – SUBSEQUENT EVENTS

From April 30, 2020 to July 17, 2020, the Company entered into an aggregate of $347,116 of Convertible Debentures with a lender which bear interest at eight (8%) percent and have a one (1) year maturity date. The notes may be repaid in whole or in part at any time prior to maturity. There are no shares of common stock issuable upon the execution of the promissory notes. The notes are convertible, at the lenders’ sole discretion, into shares of common stock at variable conversion prices.

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

On July 15, 2020, the Company issued 905,929 shares of common stock in conversion of $4,122 convertible notes payable at conversion price of $0.0046: a loss was not recorded.

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

On November 30, 2020, the Company issued 791,104 shares of common stock in conversion of $4,747 convertible notes payable at conversion price of $0.0070: a loss of $2,034 was recorded.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We maintain an online store with eBay (www.mesocoins.com) and participate in live auctions with major companies such as Heritage Auctions, Stacks Bowers Auctions, Lyn Knight Auctions and Sedwick Coins for the sale of its coins, paper currency, bullion and medals. The Company also launched a new application technology available on the Google Play Store, as well as the Apple App Store. The Application is a banknote scanner which instantly identifies key characteristics of a banknote. This includes the catalog reference number of the note, the value, which entity it was issued by the country of origin and the printer that printed the note. A picture of each note from our database of more than 61,000 banknotes from a combined 750 countries and regions will also be included with the information. For the numismatic industry in particular, this application eliminates the need for reference books, as well as the hours of time it takes to reference all the information about banknotes. With a simple snap of a picture, information is provided to the end-user almost instantaneously.

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

Results of Operations

Below is a summary of the results of operations for the three months ended March 31, 2020 and 2019.

	For the Three Months Ended March 31,
	2020	2019	$ Change	% Change
Revenue	$11,320	$11,916	$(596)	-5.00%
Cost of revenue	12,119	15,708	(3,589)	-22.85%
Gross profit	(799)	(3,792)	2,993	-78.93%

Operating expenses
Advertising and marketing	44	233	(189)	-81.12%
Professional fees	12,729	53,454	(40,725)	-76.19%
Officer compensation	45,484	24,724	20,760	83.97%
Depreciation expense	200	200	-	0.00%
Investor relations	3,500	13,750	(10,250)	-74.55%
General and administrative	15,276	5,878	9,398	159.88%
Total operating expenses	77,233	98,239	(21,006)	-21.38%

Other income (expense)
Interest expense	(438,682)	(97,968)	(340,714)	347.78%
Loss on conversion of debt	(4,251)	-	(4,251)	0.00%
Derivative financial instruments	(325,308)	(2,482,993)	2,157,685	-86.90%
Net income (loss)	$(846,273)	$(2,682,992)	$1,836,719	-68.46%

Results of Operations for the Three Months Ended March 31, 2020 and 2019

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

Gross profit

Revenue from the sale of coins, metals and paper money for the three months ended March 31, 2020 was $11,320, compared to $11,916 of revenue for the same period in 2019. As a result of the write-off of inventory the company generated a negative 7% gross profit of ($799) for the three months ended March 31, 2020 compared to a negative 32% gross profit of ($3,792) for the same period in 2019. The key reason for the decrease in gross profit was a result of the amount of inventory written-off in 2020 vs 2019.

Operating expenses

Operating expenses decreased by 21.38% in the amount of $21,006 for the three months ended March 31, 2020, compared to the same period in 2019. Listed below are the major changes to operating expenses:

Professional fees decreased by $40,725 for the three months ended March 31, 2020, compared to the same period in 2019, primarily due to audit and accounting expenses.

Officer compensation increased by $20,760 for the three months ended March31, 2020, compared to the same period in 2019, primarily due to the appointment of Mr. David Christensen as Director and President of the Company.

Investor relations expenses decreased by $10,250 for the three months ended March 31, 2020, compared to the same period in 2019, primarily due to amounts associated with filings.

General and administrative expenses increased by $9,398 for the three months ended March 31, 2020, compared to the same period in 2019, primarily due to expense reimbursements.

Other income (expense)

Other income (expense) decreased by $1,812,720 for the three months ended March 31, 2020, compared to the same period in 2019, primarily as a result of the change in fair market value of the convertible notes in 2020.

Liquidity and Capital Resources

Since inception, the Company has financed its operations through private placements and convertible notes. The following is a summary of the cash and cash equivalents as of March 31, 2020 and December 31, 2019.

	March 31,	December 31,
	2020	2019	$ Change	% Change
Cash and cash equivalents	$11,297	$23,379	$(12,082)	-51.68%

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

Summary of Cash Flows

Below is a summary of the Company’s cash flows for the three months ended March 31, 2020 and 2019.

	For the Three Months Ended March 31,
	2020	2019
Net cash used in operating activities	$(64,682)	$(92,026)
Net cash provided by financing activities	52,600	62,370
Net decrease in cash and cash equivalents	$(12,082)	$(30,256)

Operating activities

Net cash used in operating activities was $64,682 during the three months ended March 31, 2020 and consisted of a net loss of $846,273, which was offset by a net change in operating assets and liabilities of $77,955 and non-cash items of $703,635. The primary non-cash items for the three months ended March 31, 2020, consisted of amortization of debt discount of $373,876 and by change in derivative liabilities of $325,308. The significant change in operating assets and liabilities was an increase in accounts payable and accrued liabilities.

Net cash used in operating activities was $92,626 during the three months ended March 31, 2019 and consisted of a net loss of $2,682,992, which was offset by a net change in operating assets and liabilities of $29,985 and non-cash items of $2,560,381. The primary non-cash items for the three months ended March 31, 2019, consisted of amortization of debt discount of $77,188 and change in derivative liabilities of $2,482,993. The significant change in operating assets and liabilities was an increase in accounts payable and accrued liabilities.

Financing activities

Net cash provided by financing activities consisted of proceeds received from the issuance of convertible notes was approximately $52,600 for the three months ended March 31, 2020, as compared to net cash provided by financing activities of $62,370 during the same period in 2019.

Going Concern

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, resulting in an accumulated deficit of approximately $28,735,750 and negative working capital of $7,770,055 as of March 31, 2020 and future losses are anticipated. These factors, among others, generally tend to raise substantial doubt as to its ability to obtain additional long-term debt or equity financing in order to have the necessary resources to further design, develop and launch the website and market the Company’s new service.

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

Off-Balance Sheet Arrangements

As of March 31, 2020, the Company had no off-balance sheet arrangements.

Critical Accounting Policies

Our critical accounting policies have not materially changed during the three months ended March 31, 2020. Furthermore, the preparation of our financial statements is in conformity with generally accepted accounting principles in the United States of America, or GAAP. The preparation of our financial statements requires management to make judgments and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. Our management believes that we consistently apply these judgments and estimates, and the financial statements fairly represent all periods presented. However, any differences between these judgments and estimates and actual results could have a material impact on our statements of income and financial position.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. The Company follows paragraph 606 of the FASB Accounting Standards Codification for revenue recognition and ASU 2014-09, adopting the pronouncements on January 1, 2018. The company considers revenue realized or realizable and earned when the products are delivered. Since the Company was already recognizing revenue in a manner consistent with paragraph 606 of the FASB Accounting Standards Codification, there was no material impact on prior year results.

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

(4)	Allocate the transaction price to each performance obligation in the contract

(5)	Recognize revenue when each performance obligation is satisfied

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the period ended March 31, 2020 and December 31, 2019.

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

At March 31, 2020 and December 31, 2019, the carrying amounts of the Company’s financial instruments, including cash, account payables, and accrued expenses, approximate their respective fair value due to the short-term nature of these instruments.

At March 31, 2020 and December 31, 2019, the Company does not have any assets or liabilities except for derivative liabilities and convertible notes payable required to be measured at fair value in accordance with FASB ASC Topic 820, Fair Value Measurement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are not required to provide the information required by this Item because we are a smaller reporting company.

Item 4. Controls and Procedures

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

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the three months ended March 31, 2020. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.	We have inadequate controls to ensure that information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting. Management evaluated the impact of the lack of timely communication between non–financial personnel and financial personnel on our assessment of our reporting controls and procedures and has concluded that the control deficiency represented a material weakness.

4.	Certain control procedures were unable to be verified due to performance not being sufficiently documented. As an example, some procedures requiring review of certain reports could not be verified due to there being no written documentation of such review. Management evaluated the impact of its failure to maintain proper documentation of the review process on its assessment of its reporting controls and procedures and has concluded deficiencies represented a material weakness.

5.	The Company has no formal control process related to the identification and approval of related party transactions.

To address these material weaknesses, management engaged financial consultants, performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. We have not remedied the material weaknesses as of March 31, 2020. The Company plans to take remedial action to address these weaknesses during the fiscal year ended 2021.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except the implementation of the controls identified above.

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

Item 1A.  Risk Factors

See risk factors included in our Annual Report on Form 10-K for 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 8, 2020, the Company issued 410,000 shares of common stock in conversion of $2,583 convertible notes payable at conversion price of $0.0280.

On May 19, 2020, the Company issued 802,525 shares of common stock in conversion of $3,290 convertible notes payable at conversion price of $0.0041.

On July 15, 2020, the Company issued 905,929 shares of common stock in conversion of $4,122 convertible notes payable at conversion price of $0.0046: a loss was not recorded.

On November 30, 2020, the Company issued 791,104 shares of common stock in conversion of $4,747 convertible notes payable at conversion price of $0.0070: a loss of $2,034 was recorded.

These securities were issued pursuant to Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in Extensible Business Reporting Language (XBRL).

** Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Dated January 06, 2021	MESO NUMISMATICS, INC.

	By:	/s/ David Christensen
David Christensen
President, Chief Executive Officer, Chief Financial Officer, Secretary and Director (Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)