Form 10-Q
period 2020-06-30
MESO NUMISMATICS, INC.
filed 2021-02-08
CIK 1760026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2020

or

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

As of January 31, 2021, there were 10,869,596 shares outstanding of the registrant’s common stock.

MESO NUMISMATICS, INC.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MESO NUMISMATICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$11569	$23,379
Prepaid expenses and other current assets	50,000	-
Total current assets	61,569	23,379
Property and equipment, net	2,600	3,000
Total assets	$64,169	$26,379

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$392,629	$423,209
Accrued liabilities-related party	20,000	-
Convertible notes payable, net	2,021,120	1,274,959
Accrued interest	670,927	537,225
Derivative liability	8,078,912	4,730,990
Total current liabilities	11,183,588	6,966,383

Long term liabilities
Convertible notes payable, net	9,742	54
Notes payable-related parties	7,800	7,800
Notes payable	324,268	324,268
Total liabilities	$11,525,398	$7,298,505

Preferred stock, $0.001 par value; 1,000 shares authorized as Series CC; 1,000 shares issued and outstanding for the quarter ended June 30, 2020 and the year ended December 31, 2019, respectively	83,731	83,731
Stockholders’ deficit
Preferred stock, $0.001 par value 1,050,000 shares authorized as Series AA; 1,000,000 shares issued and outstanding for the year ended December 31, 2019	-	1,000
Preferred stock, $0.001 par value; 1,000,000 shares authorized as Series BB; 559,815 shares issued and 279,146 shares outstanding for the quarter ended June 30, 2020 and the year ended December 31, 2019, respectively	279	279
Common stock, $0.001 par value; 6,500,000,000 shares authorized; 10,774,877 and 9,562,352 shares issued and 9,172,563 and 7,960,038 shares outstanding for the quarter ended June 30, 2020 and the year ended December 31, 2019, respectively	9,174	7,961
Additional paid in capital	20,405,066	20,524,380
Stock payable	166,795	-
Accumulated deficit	(32,126,274)	(27,889,477)
Total stockholders’ deficit	(11,544,960)	(7,355,857)
Total liabilities and stockholders’ deficit	$64,169	$26,379

The accompanying notes are an integral part of these condensed consolidated financial statements.

MESO NUMISMATICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$28,787	$7,188	$40,107	$19,104
Cost of revenue	18,904	14,970	31,023	30,678
Gross profit	9,883	(7,782)	9,084	(11,574)

Operating expenses
Advertising and marketing	38	302	82	535
Professional fees	17,258	70,297	29,987	123,751
Officer compensation	201,852	12,332	247,336	37,056
Depreciation expense	200	200	400	400
Investor relations	743	745	4,243	14,495
General and administrative	2,585	1,762	17,861	7,640
Total operating expenses	222,676	85,638	299,909	183,877

Other income (expense)
Interest expense	(473,867)	(103,918)	(912,549)	(201,886)
Loss on conversion of debt	(3,378)	(2,513)	(7,629)	(2,513)
Derivative financial instruments	(2,700,486)	3,141,063	(3,025,794)	658,070
Net income (loss)	$(3,390,524)	$2,941,212	$(4,236,797)	$258,220

Net loss per common share, basic and diluted	$(0.39)	$0.60	$(0.50)	$0.05

Weighted average number of common shares outstanding, basic and diluted	8,740,434	4,927,124	8,537,214	4,914,146

The accompanying notes are an integral part of these condensed consolidated financial statements.

MESO NUMISMATICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Six Months Ended June 30, 2020

(Unaudited)

	Series CC Preferred Stock		Series AA Preferred Stock		Series BB Preferred Stock		Common Stock		Additional Paid In	Stock	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total
Balance, December 31, 2019	1,000	$83,731	1,000,0000	$1,000	279,146	$279	7,960,038	$7,961	$20,524,380	$-	$(27,889,477)	$(7,355,857)
Conversion of convertible debt	-	-	-	-	-	-	1,212,525	1,215	4,660	-	-	5,873
Repurchase of Preferred Series AA	-	-	(1,000,000)	(1,000)	-	-	-	-	(159,000)	-	-	(160,000)
Granted of Preferred Series AA for service	-	-	-	-	-	-	-	-	-	166,795	-	166,795
Imputed interest on debt	-	-	-	-	-	-	-	-	17,125	-	-	17,125
Loss on conversion of debt	-	-	-	-	-	-	-	-	7,629	-	-	7,629
Derivative settlement	-	-	-	-	-	-	-	-	10,272	-	-	10,272
Net loss	-	-	-	-	-	-		-	-	-	(4,236,797)	(4,236,797)
Balance, June 30, 2020	1,000	$83,731	-	$-	279,146	$279	9,172,563	$9,174	$20,405,066	$166,795	$(32,126,274)	$(11,544,960)

For the Three Months Ended June 30, 2020

(Unaudited)

	Series CC Preferred Stock		Series AA Preferred Stock		Series BB Preferred Stock		Common Stock		Additional Paid In	Stock	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total
Balance, April 1, 2020	1,000	$83,731	1,000,0000	$1,000	279,146	$279	8,370,038	$8,371	$20,538,148	$-	$(28,735,750)	$(8,187,952)
Conversion of convertible debt	-	-	-	-	-	-	802,525	803	2,487	-	-	3,290
Repurchase of Preferred Series AA	-	-	(1,000,000)	(1,000)	-	-	-	-	(159,000)	-	-	(160,000)
Granted of Preferred Series AA for service	-	-	-	-	-	-	-	-	-	166,795	-	37,831
Imputed interest on debt	-	-	-	-	-	-	-	-	17,125	-	-	17,125
Loss on conversion of debt	-	-	-	-	-	-	-	-	3,378	-	-	3,378
Derivative settlement	-	-	-	-	-	-	-	-	2,928	-	-	2,928
Net loss	-	-	-	-	-	-		-	-	-	(3,390,524)	(3,390,524)
Balance, June 30, 2020	1,000	$83,731	-	$-	279,146	$279	9,172,563	$9,174	$20,405,066	$166,795	$(32,126,274)	$(11,544,960)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MESO NUMISMATICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Six Months Ended June 30, 2019

(Unaudited)

	Series CC Preferred Stock		Series AA Preferred Stock		Series BB Preferred Stock		Common Stock		Additional Paid In	Stock	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total
Balance, December 31, 2018	-	$-	1,000,0000	$1,000	444,135	$444	4,901,024	$4,900	$20,835,425	$-	$(25,380,333)	$(4,538,564)
Conversion of Preferred Series BB	-	-	-	-	(3,010)	(3)	34,422	35	(32)	-	-	-
Loss on conversion of debt	-	-	-	-	-	-	-	-	2,513	-	-	2,513
Net loss	-	-	-	-	-	-		-	-	-	258,220	258,220
Balance, June 30, 2019	-	$-	1,000,000	$1,000	441,125	$441	4,935,446	$4,935	$20,837,906	$-	$(25,122,113)	$(4,277,831)

For the Three Months Ended June 30, 2019

(Unaudited)

	Series CC Preferred Stock		Series AA Preferred Stock		Series BB Preferred Stock		Common Stock		Additional Paid In	Stock	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total
Balance, April 1, 2018	-	$-	1,000,0000	$1,000	444,135	$444	4,901,024	$4,900	$20,835,425	$-	$(28,063,325)	$(7,221,556)
Conversion of Preferred Series BB	-	-	-	-	(3,010)	(3)	34,422	35	(32)	-	-	-
Loss on conversion of debt	-	-	-	-	-	-	-	-	2,513	-	-	2,513
Net loss	-	-	-	-	-	-		-	-	-	2,941,212	2,941,212
Balance, June 30, 2019	-	$-	1,000,000	$1,000	441,125	$441	4,935,446	$4,935	$20,837,906	$-	$(25,122,113)	$(4,277,831)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MESO NUMISMATICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss	$(4,236,797)	$258,220
Non-cash adjustments to reconcile net loss to net cash:
Amortization of debt discount	760,192	159,785
Depreciation and amortization expense	400	400
Change in derivative liabilities	3,025,794	(662,911)
Preferred shares issued for services	166,795	-
Loss on conversion of debt	7,629	2,513
Imputed interest on debt	17,125	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	125,151	62,797
CASH USED BY OPERATING ACTIVITIES	(133,710)	(179,196)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for deposit on acquisition	(50,000)	-
CASH USED BY INVESTING ACTIVITIES	(50,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of debt	331,900	188,510
Repurchase of preferred stock	(160,000)	-
CASH PROVIDED BY FINANCING ACTIVITIES	171,900	188,510

Net decrease in cash	(11,810)	9,314

Cash, beginning of year	23,379	30,834

Cash, end of year	$11,569	$40,148

NON-CASH FINANCING ACTIVITIES:
Discount issued on convertible debt	$332,400	$188,510
Settlement of derivative discounts	$10,272	$-
Conversion of convertible debt	$5,873	$-
Conversion of preferred stock to common stock	$-	$34

The accompanying notes are an integral part of these condensed consolidated financial statements

MESO NUMISMATICS, INC.

NOTES TO CONSOLDIATED FINANCIAL STATEMENTS

June 30, 2020

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

On November 27, 2019, and in connection with the execution of the Assignment, the Company’s Board of Directors appointed Mr. David Christensen, former director and CEO of LAHO, to serve as director and president of the Company.

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

Cash and Cash Equivalents

The Company considers all highly liquid accounts with original maturities of three months or less to be cash equivalents. At June 30, 2020 and December 31, 2019, all of the Company’s cash was deposited in major banking institutions. There were no cash equivalents as of June 30, 2020 and December 31, 2019.

Inventory

The Company’s inventory is comprised of roughly 50% coins and medals and 50% paper money. The Company has a meticulous process for the acquisition and sales process for each coin item. The Company specializes in coins from the Meso region, but also acquires coins and medals from elsewhere around the world

 As of June 30, 2020, the Company is working on an inventory tracking system by serial number. Until such time as an inventory tracking system exists, the inventory costs cannot be properly confirmed and written-off to cost of revenue.

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

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the period ended June 30 2020 and December 31, 2019.

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

Net Earnings (Losses) Per Common Share

The Company computes earnings (loss) per share by dividing net earnings (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents may consist of shares issuable upon conversion of convertible preferred shares and convertible notes payable (calculated using the treasury stock method). Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations. As of June 30, 2020 the conversion of convertible notes would result in an additional 624,479,496 shares of common stock.

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

At June 30, 2020 and December 31, 2019, the carrying amounts of the Company’s financial instruments, including cash, account payables, and accrued expenses, approximate their respective fair value due to the short-term nature of these instruments.

At June 30, 2020 and December 31, 2019, the Company does not have any assets or liabilities except for derivative liabilities and convertible notes payable required to be measured at fair value in accordance with FASB ASC Topic 820, Fair Value Measurement.

The following presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on non-recurring basis as of June 30, 2020 and December 31, 2019:

	Level 1	Level 2	Level 3	Total
June 30, 2020
Convertible Notes Payable, net of discount	$-	$2,030,862	$-	$2,030,862
Derivative Liability	-	-	8,078,912	8,078,912
Total	$-	$2,030,862	$8,078,912	$10,109,774

December 31, 2019
Convertible Notes Payable, net of discount	$-	$1,275,013	$-	$1,275,013
Derivative Liability	-	-	4,730,990	4,730,990
Total	$-	$1,275,013	$4,730,990	$6,006,003

Comprehensive Income

The Company records comprehensive income as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Other comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. As of June 30, 2020 and December 31, 2019, the Company had no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, resulting in an accumulated deficit of approximately $32,126,274 and negative working capital of $11,122,019 as of June 30, 2020 and future losses are anticipated. These factors, among others, generally tend to raise substantial doubt as to its ability to obtain additional long-term debt or equity financing in order to have the necessary resources to further design, develop and launch the website and market the Company’s new service.

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

(2) Identify the performance obligations in the contract

(3) Determine the transaction price

(4) Allocate the transaction price to each performance obligation in the contract

(5) Recognize revenue when each performance obligation is satisfied

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the period ended June 30, 2020 and December 31, 2019.

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

NOTE 4 – NOTES PAYABLE

Convertible Notes Payable

During 2015, the Company entered into Convertible Debentures with Digital Arts Media Network and Ajene Watson, LLC. The promissory note agreements bear interest from eight (8%) percent to ten (10%) and have a one (1) year maturity date. The notes may be repaid in whole or in part at any time prior to maturity. There are no shares of common stock issuable upon the execution of the promissory notes. The notes are convertible, at the investors’ sole discretion, into shares of common stock at variable conversion prices. As of June 30, 2020 and December 31, 2019, Digital Arts Media Network and Ajene Watson, LLC had an outstanding balance of $148,247.

From 2016 to 2018, the Company entered into several Convertible Debentures with a lender which bear interest at eight (8%) percent and have a one (1) year maturity date. The notes may be repaid in whole or in part at any time prior to maturity. There are no shares of common stock issuable upon the execution of the promissory notes. The notes are convertible, at the leaders’ sole discretion, into shares of common stock at variable conversion prices. The lender had an outstanding balance at June 30, 2020 and December 31, 2019 of $852,133.

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

The convertible note agreements bear no interest and have a four (4) year maturity date. The notes may be repaid in whole or in part at any time prior to maturity. There are no shares of common stock issuable upon the execution of the promissory notes. The notes are convertible, at the investors’ sole discretion, into shares of common stock at conversion price equal to the lowest bid price of the Common Stock as reported on the National Quotations Bureau OTC Markets exchange for the three prior trading days including the day upon which a Notice of Conversion is received by the Company. As of June 30, 2020 and December 31, 2019, 81,043 Preferred Series BB shares were exchange for an aggregate of $97,252 convertible notes of which 78,620 were cancelled and 2,423 are still outstanding

On November 27, 2019, Meso Numismatics Inc. entered into an Assignment and Assumption Agreement with Lans Holdings Inc., whereby Lans Holdings Inc. assigned all of its rights to, obligations and interest in a Binding Letter of Intent entered into on May 23, 2019 with Global Stem Cells Group Inc. and Benito Nova, setting forth the principal terms pursuant to which the Company will acquire 50,000,000 shares of common stock of Global Stem Cells Group Inc. to Meso Numismatics Inc. for assumption of certain Convertible Redeemable Notes issued by Lans holdings Inc. to lenders., pursuant to a securities purchase agreement.

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
			$1,079,626.00

During the period ended March 31, 2020 and December 31, 2019, the lender converted $4,676 of principal into common stock resulting into a balance of $1,074,950 at June 30, 2020.

From January 28, 2020 to March 30, 2020, the Company entered into an aggregate of $58,410 of Convertible Debentures with a lender which bear interest of eight (8%) percent and have a one (1) year maturity date. The notes may be repaid in whole or in part at any time prior to maturity. There are no shares of common stock issuable upon the execution of the promissory notes. The notes are convertible, at the lenders’ sole discretion, into shares of common stock at variable conversion prices. The lender had advanced a total of $52,600, net of discount and attorney fees, in the amount of $5,810 to the Company.

From April 30, 2020 to June 24, 2020, the Company entered into an aggregate of $109,620 of Convertible Debentures with a lender which bear interest at eight (8%) percent and have a one (1) year maturity date. The notes may be repaid in whole or in part at any time prior to maturity. There are no shares of common stock issuable upon the execution of the promissory notes. The notes are convertible, at the lenders’ sole discretion, into shares of common stock at variable conversion prices. The lender had advanced a total of $93,300, net of discount in the amount of $15,720 to the Company.

From May 4, 2020 to June 1, 2020, the Company entered into an aggregate of $146,200 of Convertible Debentures with a lender which bear interest at fifteen (15%) percent and have a one (1) year maturity date. The notes may be repaid in whole or in part at any time prior to maturity. There are no shares of common stock issuable upon the execution of the promissory notes. The notes are convertible, at the lenders’ sole discretion, into shares of common stock at variable conversion prices. The lender had advanced a total of $132,000, net of discount in the amount of $14,200 to the Company.

On May 19, 2020, the Company issued 802,525 shares of common stock in conversion of $3,290 convertible notes payable at conversion price of $0.0041: a loss of $3,378 was recorded.

On June 25, 2020, the Company entered into a Convertible Debentures with a lender in the amount of $60,000 which bear interest at fifteen (15%) percent and have a one (1) year maturity date. The note may be repaid in whole or in part at any time prior to maturity. There are no shares of common stock issuable upon the execution of the promissory note. The note is convertible, at the lenders’ sole discretion, into shares of common stock at variable conversion prices. The lender had advanced a total of $54,000, net of discount in the amount of $6,000 to the Company.

These debentures are convertible, at the investors’ sole option, into common shares at the following terms:

●	a 50 percent discount to the lowest closing bid price during the 10 days immediately preceding the conversion date as reported on the National Quotations Bureau OTCQB exchange
●	a 50 percent discount to the average of the lowest traded price during the 20 days immediately preceding the conversion date as quoted by Bloomberg LP;
●	a 50 percent discount to the lowest closing bid price during the 25 days immediately preceding the conversion date as reported on the National Quotations Bureau OTCQB exchange
●	a 40 percent discount to the average of the three lowest traded price during the 20 days immediately preceding the conversion date as quoted by Bloomberg LP; or
●	either (i) a 40 percent discount to the 10 days average daily trading price immediately preceding the conversion date, or (ii) at a fixed conversion price of $0.001 per share during any time whereby the current day market price is at or less than $0.075.

The balance of outstanding convertible notes as of June 30, 2020 and December 31, 2019 is as follows:

	June 30,	December 31,
	2020	2019
Convertible notes payable	$2,932,432	$2,563,145
Less: Discount	901,570	1,288,132
Convertible notes payable, net	$2,030,862	$1,275,013

During the periods ending June 30, 2020 and December 31, 2019 the Company received $331,900 and $387,980, respectively, from funding on new convertible notes.

During 2019, the Company assumed an aggregate of $1,079,626 certain Convertible Redeemable Notes issued by Lans Holdings Inc. to lenders pursuant to the Assignment and Assumption Agreement and, pursuant to the company’s exchange of debt for Series BB Preferred Stock, exchanged 78,620 shares of the Company’s Series BB preferred stock for an aggregate of $97,252 in Convertible Notes.

During the periods ending June 30, 2020 and 2019, the Company incurred $7,629 and $2,513 losses on the conversion of convertible notes, respectively. In connection with the convertible notes, the Company recorded $152,357 and $42,109, respectively of interest expense and $760,192 and $159,778, respectively of debt discount amortization expense. As of June 30, 2020 and December 31, 2019, the Company had approximately $670,927 and $537,225, respectively of accrued interest.

During the periods ending June 30, 2020 and December 31, 2019, the Company made no payments on the outstanding convertible notes, and converted $5,873 and $30,251, respectively, of principal and interest into 1,212,525 and 1,893,595 shares of common stock. As of June 30, 2020 and December 31, 2019, the principal balance of outstanding convertible notes payable was $2,932,432 and $2,563,145, respectively.

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

Derivatives Liabilities

The Company determined that the convertible notes outstanding as of June 30, 2020 and December 31, 2019 contained an embedded derivative instrument as the conversion price was based on a variable that was not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40.

The Company determined the fair values of the embedded convertible notes derivatives and tainted convertible notes using the lattice valuation model with the following assumptions:

	June 30,	December 31,
	2020	2019
Common stock issuable	624,479,496	266,447,568
Market value of common stock on measurement date	$0.0140	$0.0196
Adjusted exercise price	$0.00005-$0.0080	$0.00005-$0.0187
Risk free interest rate	0.16%	1.60%
Instrument lives in years	1.00 Year	1.00 Years
Expected volatility	494%	575%
Expected dividend yields	None	None

The balance of the fair value of the derivative liability as of June 30, 2020 and December 31, 2019 is as follows:

Balance at December 31, 2018	$2,938,317
Additions	1,541,248
Fair value loss	295,863
Conversions	(44,438)
Balance at December 31, 2019	4,730,990
Additions	332,400
Fair value loss	3,025,794
Conversions	(10,272)
Balance at June 30, 2020	$8,078,912

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

The Convertible Series CC Preferred Stock has been classified outside of permanent equity and liabilities since it embodies a conditional obligation that the Company may settle by issuing a variable number of equity shares and the monetary value of the obligation is based on a fixed monetary amount known at inception. The Company has recorded $83,731 which represents 1,000 Series CC Convertible Preferred Stock at $83.73 per share, issued and outstanding as of June 30, 2020 and December 31, 2019, outside of permanent equity and liabilities.

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

As of June 30, 2020 and December 31, 2019, the Company has 9,172,563 and 7,960,038 common shares issued and outstanding, respectively.

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

On June 26, 2020, Meso Numismatics Inc. completed the repurchase of 1,000,000 shares of its Series AA (“Series AA”) Super Voting Preferred Stock for an aggregate total purchase price equal to $160,000, representing all of the Series AA shares held by E-Network de Costa Rica S.A. and S&M Chuah Enterprises Ltd., respectively.

As of June 30, 2020, the Company had no preferred shares of Series AA Preferred Stock issued and outstanding. As of December 31, 2019, the Company had 1,000,000 preferred shares of Series AA Preferred Stock issued and outstanding.

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

As of June 30, 2020 and December 31, 2019, the Company had 279,146 preferred shares of Series BB Preferred Stock issued and outstanding.

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

As of June 30, 2020 and December 31, 2019, the Company had no preferred shares of Series DD Convertible Preferred Stock issued and outstanding.

Stock Payable

On June 26, 2020, due to Mr. Pereira’s resignation, Meso Numismatics Inc.’s Board of Directors appointed Mr. David Christensen, current Director and President of the Company, to serve as Chief Executive Officer, Chief Financial Officer and Secretary, effective June 27, 2020 and granted 50,000 shares of Series AA to Mr. David Christensen.

The $166,795 value of the Series AA Super Voting Preferred Stock is based on the 10,000 votes per preferred share to one vote per common share. Valuation based on definition of control premium is defined as the price to which a willing buyer and willing seller would agree in any arms-length transaction to acquire control of the Company. The premium paid above the market value of the company is real economic benefit to controlling the Company. Historically, the average control premium applied in M&A transactions averages approximately 30%, which represents the value of control.

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

On June 26, 2020, Meso Numismatics Inc. completed the repurchase of 1,000,000 shares of its Series AA (“Series AA”) Super Voting Preferred Stock for an aggregate total purchase price equal to $160,000, representing all of the Series AA shares held by E-Network de Costa Rica S.A. and S&M Chuah Enterprises Ltd., respectively.

On June 26, 2020, due to Mr. Pereira’s resignation, Meso Numismatics Inc.’s Board of Directors appointed Mr. David Christensen, current Director and President of the Company, to serve as Chief Executive Officer, Chief Financial Officer and Secretary, effective June 27, 2020 and granted 50,000 shares of Series AA to Mr. David Christensen.

As of June 30, 2020, the Company owed David Christensen, current Director and President of the Company $20,000 in compensation.

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

NOTE 9 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	June 30, 2020	December 31, 2019
Computer and office equipment (5 year useful life)	$4,000	$4,000
Less: accumulated depreciation	(1,400)	(1,000)
Total property and equipment, net	$2,600	$3,000

Depreciation expense for the six months ended June 30, 2020 and the year ended December 31, 2019 was $400 and $1,000 respectively.

NOTE 10 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

On April 22, 2020, the Company entered into a Second Post Closing Amendment to the Assignment, which extended the deadline to enter into the New LOI to 150 days from the execution of the Second Amendment and option to receive Series CC Convertible Preferred Stock granted to Lans Holdings Inc. has been extended to 150 days from the execution of the Second Amendment.

In addition, the Company shall pay an advance amount equal to $225,000 to Global Stem Cells Group Inc, which shall be paid as follows:

●	An amount equal to $50,000 within 20 business days of the execution of this herein Second Amendment;
●	An amount equal to $75,000 within 60 business days from the initial $50,000 payment above and;
●	The remaining balance to be paid in full at the latest upon execution of the Definitive Agreement or at such other date as shall be specified by the Parties.

On May 7, 2020, the Company made advance payment in the amount of $50,000 to Global Stem Cells Group Inc, which was recorded as a prepaid expense and other current asset as of June 30, 2020.

NOTE 11 – SUBSEQUENT EVENTS

On July 15, 2020, the Company issued 905,929 shares of common stock in conversion of $4,122 convertible notes payable at conversion price of $0.0046: a loss was not recorded.

On July 17, 2020, the Company entered into a Convertible Debentures with a lender in the amount of $238,116 which bear interest at eight (8%) percent and have a one (1) year maturity date. The note may be repaid in whole or in part at any time prior to maturity. There are no shares of common stock issuable upon the execution of the promissory note. The note is convertible, at the lenders’ sole discretion, into shares of common stock at variable conversion prices. The lender had advanced a total of $195,000, net of discount and attorney fees, in the amount of $43,095 to the Company.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.   These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, cybersecurity, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

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

Results of Operations

Results of Operations for the Three Months Ended June 30, 2020 and 2019

Below is a summary of the results of operations for the three months ended June 30, 2020 and 2019.

	For the Three Months Ended June 30,
	2020	2019	$ Change	% Change
Revenue	$28,787	$7,188	$21,599	300.49%
Cost of revenue	18,904	14,970	3,934	26.28%
Gross profit	9,883	(7,782)	17,665	-227.00%

Operating expenses
Advertising and marketing	38	302	(264)	-87.42%
Professional fees	17,258	70,297	(53,039)	-75.45%
Officer compensation	201,852	12,332	189,520	1536.81%
Depreciation expense	200	200	-	0.00%
Investor relations	743	745	(2)	-0.27%
General and administrative	2,585	1,762	823	46.71%
Total operating expenses	222,676	85,638	137,038	160.02%

Other income (expense)
Interest expense	(473,867)	(103,918)	(369,949)	356.00%
Loss on conversion of debt	(3,378)	(2,513)	(865)	34.42%
Derivative financial instruments	(2,700,486)	3,141,063	(5,841,549)	-185.97%
Net income (loss)	$(3,390,524)	$2,941,212	$(6,331,736)	-215.28%

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

As of June 30, 2020, the Company is working on an inventory tracking system by serial number. Until such time as an inventory tracking system exists, the inventory costs cannot be properly confirmed and written-off to cost of revenue along with the cost of grading.

Gross profit

Revenue from the sale of coins, metals and paper money for the three months ended June 30, 2020 was $28,787, compared to $7,188 of revenue for the same period in 2019. As a result of the write-off of inventory the company generated a positive 34% gross profit of $9,883 for the three months ended June 30, 2020 compared to a negative 108% gross profit of ($7,782) for the same period in 2019. The key reason for the increase in gross profit was a result of the amount of inventory written-off in 2020 vs 2019.

Operating expenses

Operating expenses increased by 160.02% in the amount of $137,038 for the three months ended June 30, 2020, compared to the same period in 2019. Listed below are the major changes to operating expenses:

Professional fees decreased by $53,039 for the three months ended June 30, 2020, compared to the same period in 2019, primarily due to audit and accounting expenses.

Officer compensation increased by $189,520 for the three months ended June 30, 2020, compared to the same period in 2019, primarily due to the appointment of Mr. David Christensen as Director and President of the Company along with 50,000 shares of Series AA Preferred stock valued as $166,795.

Other income (expense)

Other income (expense) increased by $6,212,363 for the three months ended June 30, 2020, compared to the same period in 2019, primarily as a result of the change in fair market value of the convertible notes in 2020.

Results of Operations for the Six Months Ended June 30, 2020 and 2019

Below is a summary of the results of operations for the six months ended June 30, 2020 and 2019.

	For the Six Months Ended June 30,
	2020	2019	$ Change	% Change
Revenue	$40,107	$19,104	$21,003	109.94%
Cost of revenue	31,023	30,678	345	1.12%
Gross profit	9,084	(11,574)	20,658	-178.49%

Operating expenses
Advertising and marketing	82	535	(453)	-84.67%
Professional fees	29,987	123,751	(93,764)	-75.77%
Officer compensation	247,336	37,056	210,280	567.47%
Depreciation expense	400	400	-	0.00%
Investor relations	4,243	14,495	(10,252)	-70.73%
General and administrative	17,861	7,640	10,221	133.78%
Total operating expenses	299,909	183,877	116,032	63.10%

Other income (expense)
Interest expense	(912,549)	(201,886)	(710,663)	352.01%
Loss on conversion of debt	(7,629)	(2,513)	(5,116)	203.58%
Derivative financial instruments	(3,025,794)	658,070	(3,683,864)	-559.80%
Net income (loss)	$(4,236,797)	$258,220	$(4,495,017)	-1740.77%

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

As of June 30, 2020, the Company is working on an inventory tracking system by serial number. Until such time as an inventory tracking system exists, the inventory costs cannot be properly confirmed and written-off to cost of revenue along with the cost of grading.

Gross profit

Revenue from the sale of coins, metals and paper money for the six months ended June 30, 2020 was $40,107, compared to $19,104 of revenue for the same period in 2019. As a result of the write-off of inventory the company generated a positive 23% gross profit of $9,084 for the six months ended June 30, 2020 compared to a negative 61% gross profit of ($11,574) for the same period in 2019. The key reason for the increase in gross profit was a result of the amount of inventory written-off in 2020 vs 2019.

Operating expenses

Operating expenses decreased by 63.10% in the amount of $116,032 for the six months ended June 30, 2020, compared to the same period in 2019. Listed below are the major changes to operating expenses:

Professional fees decreased by $93,764 for the six months ended June 30, 2020, compared to the same period in 2019, primarily due to audit and accounting expenses.

Officer compensation increased by $210,280 for the six months ended June 30, 2020, compared to the same period in 2019, primarily due to the appointment of Mr. David Christensen as Director and President of the Company along with 50,000 shares of Series AA Preferred stock valued as $166,795.

Investor relations expenses decreased by $10,252 for the six months ended June 30, 2020, compared to the same period in 2019, primarily due to amounts associated with filings.

Other income (expense)

Other income (expense) increased by $4,399,643 for the six months ended June 30, 2020, compared to the same period in 2019, primarily as a result of the change in fair market value of the convertible notes in 2020.

Liquidity and Capital Resources

Since inception, the Company has financed its operations through private placements and convertible notes. The following is a summary of the cash and cash equivalents as of June 30, 2020 and December 31, 2019.

	June 30,	December 31,
	2020	2019	$ Change	% Change
Cash and cash equivalents	$11,569	$23,379	$(11,810)	-50.52%

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

Summary of Cash Flows

Below is a summary of the Company’s cash flows for the six months ended June 30, 2020 and 2019.

	For the Six Months Ended June 30,
	2020	2019
Net cash used in operating activities	$(133,710)	$(179,196)
Net cash used by investing activities	(50,000)	-
Net cash provided by financing activities	171,900	188,510
Net decrease in cash and cash equivalents	$(11,810)	$9,314

Operating activities

Net cash used in operating activities was $133,710 during the six months ended June 30, 2020 and consisted of a net loss of $4,236,797, which was offset by a net change in operating assets and liabilities of $125,151 and non-cash items of $3,977,935. The primary non-cash items for the six months ended June 30, 2020, consisted of amortization of debt discount of $760,192, preferred shares issued for services of $166,795 and by change in derivative liabilities of $3,025,794. The significant change in operating assets and liabilities was an increase in accounts payable and accrued liabilities.

Net cash used in operating activities was $179,196 during the six months ended June 30, 2019 and consisted of a net profit of $258,220, which was offset by a net change in operating assets and liabilities of $62,797 and non-cash items of $500,213. The primary non-cash items for the six months ended June 30, 2019, consisted of amortization of debt discount of $159,785 offset by a change in derivative liabilities of $662,911. The significant change in operating assets and liabilities was an increase in accounts payable and accrued liabilities.

Investing activities

Net cash used by investing activities was $50,000 consisted of cash paid for deposit on acquisition for the six months ended June 30, 2020.

Financing activities

Net cash provided by financing activities was $171,900 consisted of proceeds received from the issuance of convertible notes was approximately $331,900 offset by repurchase of preferred stock in the amount of $160,000 for the six months ended June 30, 2020, as compared to net cash provided by financing activities of $188,510 during the same period in 2019.

Going Concern

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, resulting in an accumulated deficit of approximately $32,126,274 and negative working capital of $11,122,019 as of June 30, 2020 and future losses are anticipated. These factors, among others, generally tend to raise substantial doubt as to its ability to obtain additional long-term debt or equity financing in order to have the necessary resources to further design, develop and launch the website and market the Company’s new service.

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

Off-Balance Sheet Arrangements

As of June 30, 2020, the Company had no off-balance sheet arrangements.

Critical Accounting Policies

Our critical accounting policies have not materially changed during the three months ended June 30, 2020. Furthermore, the preparation of our financial statements is in conformity with generally accepted accounting principles in the United States of America, or GAAP. The preparation of our financial statements requires management to make judgments and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. Our management believes that we consistently apply these judgments and estimates, and the financial statements fairly represent all periods presented. However, any differences between these judgments and estimates and actual results could have a material impact on our statements of income and financial position.

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

(4)	Allocate the transaction price to each performance obligation in the contract

(5)	Recognize revenue when each performance obligation is satisfied

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the period ended June 30, 2020 and December 31, 2019.

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

At June 30, 2020 and December 31, 2019, the carrying amounts of the Company’s financial instruments, including cash, account payables, and accrued expenses, approximate their respective fair value due to the short-term nature of these instruments.

At June 30, 2020 and December 31, 2019, the Company does not have any assets or liabilities except for derivative liabilities and convertible notes payable required to be measured at fair value in accordance with FASB ASC Topic 820, Fair Value Measurement.

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

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the three and six months ended June 30, 2020. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.	We have inadequate controls to ensure that information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting. Management evaluated the impact of the lack of timely communication between non–financial personnel and financial personnel on our assessment of our reporting controls and procedures and has concluded that the control deficiency represented a material weakness.

4.	Certain control procedures were unable to be verified due to performance not being sufficiently documented. As an example, some procedures requiring review of certain reports could not be verified due to there being no written documentation of such review. Management evaluated the impact of its failure to maintain proper documentation of the review process on its assessment of its reporting controls and procedures and has concluded deficiencies represented a material weakness.

5.	The Company has no formal control process related to the identification and approval of related party transactions.

To address these material weaknesses, management engaged financial consultants, performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. We have not remedied the material weaknesses as of June 30, 2020. The Company plans to take remedial action to address these weaknesses during the fiscal year ended 2021.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except the implementation of the controls identified above.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in Extensible Business Reporting Language (XBRL).

** Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Dated February 8, 2021	MESO NUMISMATICS, INC.

	By:	/s/ David Christensen
David Christensen
President, Chief Executive Officer, Chief Financial Officer, Secretary and Director (Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)