Form 10-Q
period 2020-09-30
MESO NUMISMATICS, INC.
filed 2021-02-24
CIK 1760026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2020

or

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

As of February 19, 2021, there were 10,869,596 shares outstanding of the registrant’s common stock.

 MESO NUMISMATICS, INC.

Page i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

MESO NUMISMATICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$59,473	$23,379
Prepaid expenses and other current assets	175,000	-
Total current assets	234,473	23,379
Property and equipment, net	2,400	3,000
Total assets	$236,873	$26,379

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$363,975	$423,209
Convertible notes payable, net	2,470,152	1,274,959
Accrued interest	751,810	537,225
Derivative liability	15,083,745	4,730,990
Total current liabilities	18,669,682	6,966,383

Long term liabilities
Convertible notes payable, net	14,639	54
Notes payable-related parties	7,800	7,800
Notes payable	395,745	324,268
Total liabilities	$19,087,866	$7,298,505

Preferred stock, $0.001 par value; 1,000 shares authorized as Series CC; 1,000 shares issued and outstanding for the quarter ended September 30, 2020 and the year ended December 31, 2019, respectively	83,731	83,731
Stockholders' deficit
Preferred stock, $0.001 par value 1,050,000 shares authorized as Series AA; 1,000,000 shares issued and outstanding for the year ended December 31, 2019	-	1,000
Preferred stock, $0.001 par value; 1,000,000 shares authorized as Series BB; 559,815 shares issued and 279,146 shares outstanding for the quarter ended September 30, 2020 and the year ended December 31, 2019, respectively	279	279
Common stock, $0.001 par value; 6,500,000,000 shares authorized; 11,680,806 and 9,562,352 shares issued and 10,078,492 and 7,960,038 shares outstanding for the quarter ended September 30, 2020 and the year ended December 31, 2019, respectively	10,080	7,961
Additional paid in capital	20,423,127	20,524,380
Stock payable	166,795	-
Accumulated deficit	(39,535,005)	(27,889,477)
Total stockholders' deficit	(18,934,724)	(7,355,857)
Total liabilities and stockholders' deficit	$236,873	$26,379

The accompanying notes are an integral part of these condensed consolidated financial statements.

MESO NUMISMATICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$12,280	$6,222	$52,387	$25,326
Cost of revenue	10,420	22,039	41,443	52,717
Gross profit	1,860	(15,817)	10,944	(27,391)

Operating expenses
Advertising and marketing	72	54,580	154	55,115
Professional fees	32,494	33,892	62,481	157,643
Officer compensation	10,000	15,098	257,336	52,154
Depreciation expense	200	200	600	600
Investor relations	4,180	2,672	8,423	17,167
General and administrative	3,557	2,312	21,418	9,952
Total operating expenses	50,503	108,754	350,412	292,631

Other income (expense)
Interest expense	(549,067)	(123,316)	(1,461,616)	(325,202)
Loss on conversion of debt	-	(8,099)	(7,629)	(10,612)
Derivative financial instruments	(6,811,021)	(1,478,954)	(9,836,815)	(820,884)
Net income (loss)	$(7,408,731)	$(1,734,940)	$(11,645,528)	$(1,476,720)

Net loss per common share, basic and diluted	$(0.75)	$(0.34)	$(1.29)	$(0.30)

Weighted average number of common shares outstanding, basic and diluted	9,930,786	5,083,542	9,005,129	4,971,232

The accompanying notes are an integral part of these condensed consolidated financial statements.

MESO NUMISMATICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

For the Nine Months Ended September 30, 2020

(Unaudited)

	Series CC Preferred Stock		Series AA Preferred Stock		Series BB Preferred Stock		Common Stock		Additional Paid In	Stock	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total
Balance, December 31, 2019	1,000	$83,731	1,000,0000	$1,000	279,146	$279	7,960,038	$7,961	$20,524,380	$-	$(27,889,477)	$(7,355,857)
Conversion of convertible debt	-	-	-	-	-	-	2,118,454	2,119	7,876	-	-	9,995
Repurchase of Preferred Series AA	-	-	(1,000,000)	(1,000)	-	-	-	-	(159,000)	-	-	(160,000)
Granted of Preferred Series AA for service	-	-	-	-	-	-	-	-	-	166,795	-	166,795
Imputed interest on debt	-	-	-	-	-	-	-	-	25,782	-	-	25,782
Loss on conversion of debt	-	-	-	-	-	-	-	-	7,629	-	-	7,629
Derivative settlement	-	-	-	-	-	-	-	-	16,460	-	-	16,460
Net loss	-	-	-	-	-	-		-	-	-	(11,645,528)	(11,645,528)
Balance, September 30, 2020	1,000	$83,731	-	$-	279,146	$279	10,078,492	$10,080	$20,423,127	$166,795	$(39,535,005)	$(18,934,724)

For the Three Months Ended September 30, 2020

(Unaudited)

	Series CC Preferred Stock		Series AA Preferred Stock		Series BB Preferred Stock		Common Stock		Additional Paid In	Stock	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total
Balance, July 1, 2020	1,000	$83,731	-	$-	279,146	$279	9,172,563	$9,174	$20,405,066	$166,195	$(32,126,274)	$(11,544,960)
Conversion of convertible debt	-	-	-	-	-	-	905,929	906	3,216	-	-	4,122
Imputed interest on debt	-	-	-	-	-	-	-	-	8,657	-	-	8,657
Derivative settlement	-	-	-	-	-	-	-	-	6,188	-	-	6,188
Net loss	-	-	-	-	-	-		-	-	-	(7,408,731)	(7,408,731)
Balance, September 30, 2020	1,000	$83,731	-	$-	279,146	$279	10,078,492	$10,080	$20,423,127	$166,795	$(39,535,005)	$(18,934,724)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MESO NUMISMATICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

For the Nine Months Ended September 30, 2019

(Unaudited)

	Series CC Preferred Stock		Series AA Preferred Stock		Series BB Preferred Stock		Common Stock		Additional Paid In	Stock	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total
Balance, December 31, 2018	-	$-	1,000,0000	$1,000	444,135	$444	4,901,024	$4,900	$20,835,425	$-	$(25,380,333)	$(4,538,564)
Conversion of convertible debt	-	-	-	-	-	-	400,731	401	12,042	-	-	12,443
Conversion of Preferred Series BB	-	-	-	-	(3,010)	(3)	34,422	35	(32)	-	-	-
Loss on conversion of debt	-	-	-	-	-	-	-	-	10,612	-	-	10,612
Derivative settlement	-	-	-	-	-	-	-	-	15,492			15,492
Net loss	-	-	-	-	-	-		-	-	-	(1,476,720)	(1,476,720)
Balance, September 30, 2019	-	$-	1,000,000	$1,000	441,125	$441	5,336,177	$5,336	$20,873,539	$-	$(26,857,053)	$(5,976,737)

For the Three Months Ended September 30, 2019

(Unaudited)

	Series CC Preferred Stock		Series AA Preferred Stock		Series BB Preferred Stock		Common Stock		Additional Paid In	Stock	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total
Balance, July 1, 2018	-	$-	1,000,0000	$1,000	441,125	$441	4,935,446	$4,935	$20,837,906	$-	$(25,122,113)	$(4,277,831)
Conversion of convertible debt	-	-	-	-	-	-	400,731	401	12,042	-	-	12,443
Loss on conversion of debt	-	-	-	-	-	-	-	-	8,099	-	-	8,099
Derivative settlement									15,492			15,492
Net loss	-	-	-	-	-	-		-	-	-	(1,734,940)	(1,734,940)
Balance, September 30, 2019	-	$-	1,000,000	$1,000	441,125	$441	5,336,177	$5,336	$20,873,539	$-	$(26,857,053)	$(5,976,737)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MESO NUMISMATICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss	$(11,645,528)	$(1,476,720)
Non-cash adjustments to reconcile net loss to net cash:
Amortization of debt discount	1,217,759	257,916
Depreciation and amortization expense	600	600
Change in derivative liabilities	9,836,815	820,884
Preferred shares issued for services	166,795	-
Loss on conversion of debt	7,629	10,612
Imputed interest on debt	25,782	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	164,342	72,833
CASH USED BY OPERATING ACTIVITIES	(225,806)	(313,875)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for deposit on acquisition	(175,000)	-
CASH USED BY INVESTING ACTIVITIES	(175,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of debt	596,900	283,069
Repurchase of preferred stock	(160,000)	-
CASH PROVIDED BY FINANCING ACTIVITIES	436,900	283,069
Net decrease in cash	36,094	(30,806)
Cash, beginning of year	23,379	30,834

Cash, end of year	$59,473	$28

NON-CASH FINANCING ACTIVITIES:
Discount issued on convertible debt	$532,400	$297,850
Settlement of derivative discounts	$16,460	$15,492
Conversion of convertible debt	$9,995	$-
Conversion of preferred stock to common stock	$-	$34
Debt settlement with stock	$-	$12,443

The accompanying notes are an integral part of these condensed consolidated financial statements

MESO NUMISMATICS, INC.

NOTES TO CONSOLDIATED FINANCIAL STATEMENTS

September 30, 2020

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

Cash and Cash Equivalents

The Company considers all highly liquid accounts with original maturities of three months or less to be cash equivalents. At September 30, 2020 and December 31, 2019, all of the Company’s cash was deposited in major banking institutions. There were no cash equivalents as of September 30, 2020 and December 31, 2019.

Inventory

The Company’s inventory is comprised of roughly 50% coins and medals and 50% paper money. The Company has a meticulous process for the acquisition and sales process for each coin item. The Company specializes in coins from the Meso region, but also acquires coins and medals from elsewhere around the world

 As of September 30, 2020, the Company is working on an inventory tracking system by serial number. Until such time as an inventory tracking system exists, the inventory costs cannot be properly confirmed and written-off to cost of revenue.

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

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the period ended September 30 2020 and December 31, 2019.

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

Net Earnings (Losses) Per Common Share

The Company computes earnings (loss) per share by dividing net earnings (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents may consist of shares issuable upon conversion of convertible preferred shares and convertible notes payable (calculated using the treasury stock method). Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations. As of September 30, 2020 the conversion of convertible notes would result in an additional 455,297,705 shares of common stock.

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

At September 30, 2020 and December 31, 2019, the carrying amounts of the Company’s financial instruments, including cash, account payables, and accrued expenses, approximate their respective fair value due to the short-term nature of these instruments.

At September 30, 2020 and December 31, 2019, the Company does not have any assets or liabilities except for derivative liabilities and convertible notes payable required to be measured at fair value in accordance with FASB ASC Topic 820, Fair Value Measurement.

The following presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on non-recurring basis as of September 30, 2020 and December 31, 2019:

	Level 1	Level 2	Level 3	Total
September 30, 2020
Convertible Notes Payable, net of discount	$-	$2,484,791	$-	$2,484,791
Derivative Liability	-	-	15,083,745	15,083,745
Total	$-	$2,484,791	$15,083,745	$17,568,536

December 31, 2019
Convertible Notes Payable, net of discount	$-	$1,275,013	$-	$1,275,013
Derivative Liability	-	-	4,730,990	4,730,990
Total	$-	$1,275,013	$4,730,990	$6,006,003

Comprehensive Income

The Company records comprehensive income as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Other comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. As of September 30, 2020 and December 31, 2019, the Company had no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, resulting in an accumulated deficit of approximately $39,535,005 and negative working capital of $18,435,209 as of September 30, 2020 and future losses are anticipated. These factors, among others, generally tend to raise substantial doubt as to its ability to obtain additional long-term debt or equity financing in order to have the necessary resources to further design, develop and launch the website and market the Company’s new service.

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

(4)	Allocate the transaction price to each performance obligation in the contract

(5)	Recognize revenue when each performance obligation is satisfied

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the period ended September 30, 2020 and December 31, 2019.

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

NOTE 4 – NOTES PAYABLE

Convertible Notes Payable

During 2015, the Company entered into Convertible Debentures with Digital Arts Media Network and Ajene Watson, LLC. The promissory note agreements bear interest from eight (8%) percent to ten (10%) and have a one (1) year maturity date. The notes may be repaid in whole or in part at any time prior to maturity. There are no shares of common stock issuable upon the execution of the promissory notes. The notes are convertible, at the investors’ sole discretion, into shares of common stock at variable conversion prices. As of September 30, 2020 and December 31, 2019, Digital Arts Media Network and Ajene Watson, LLC had an outstanding balance of $148,247.

From 2016 to 2018, the Company entered into several Convertible Debentures with a lender which bear interest at eight (8%) percent and have a one (1) year maturity date. The notes may be repaid in whole or in part at any time prior to maturity. There are no shares of common stock issuable upon the execution of the promissory notes. The notes are convertible, at the leaders’ sole discretion, into shares of common stock at variable conversion prices. The lender had an outstanding balance at September 30, 2020 and December 31, 2019 of $848,212.

During 2019, the Company entered into an aggregate of $387,980 Convertible Debentures with two lenders which bear interest from eight (8%) percent to fifteen (15%) percent and have a one (1) year maturity date. The notes may be repaid in whole or in part at any time prior to maturity. There are no shares of common stock issuable upon the execution of the promissory notes. The notes are convertible, at the lenders’ sole discretion, into shares of common stock at variable conversion prices. During 2019, the two lenders had advanced a total of $354,870, net of discount and attorney fees, in the amount of $33,110 to the Company.

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

The convertible note agreements bear no interest and have a four (4) year maturity date. The notes may be repaid in whole or in part at any time prior to maturity. There are no shares of common stock issuable upon the execution of the promissory notes. The notes are convertible, at the investors’ sole discretion, into shares of common stock at conversion price equal to the lowest bid price of the Common Stock as reported on the National Quotations Bureau OTC Markets exchange for the three prior trading days including the day upon which a Notice of Conversion is received by the Company. As of September 30, 2020 and December 31, 2019, 81,043 Preferred Series BB shares were exchange for an aggregate of $97,252 convertible notes of which 78,620 were cancelled and 2,423 are still outstanding

On November 27, 2019, Meso Numismatics Inc. entered into an Assignment and Assumption Agreement with Lans Holdings Inc., whereby Lans Holdings Inc. assigned all of its rights to, obligations and interest in a Binding Letter of Intent entered into on May 23, 2019 with Global Stem Cells Group Inc. and Benito Nova, setting forth the principal terms pursuant to which the Company will acquire 50,000,000 shares of common stock of Global Stem Cells Group Inc. to Meso Numismatics Inc. for assumption of certain Convertible Redeemable Notes issued by Lans holdings Inc. to lenders., pursuant to a securities purchase agreement.

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
			$1,079,626.00

During the period ended March 31, 2020 and December 31, 2019, the lender converted $4,676 of principal into common stock resulting into a balance of $1,074,950 at September 30, 2020.

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

From April 30, 2020 to June 24, 2020, the Company entered into an aggregate of $109,020 of Convertible Debentures with a lender which bear interest at eight (8%) percent and have a one (1) year maturity date. The notes may be repaid in whole or in part at any time prior to maturity. There are no shares of common stock issuable upon the execution of the promissory notes. The notes are convertible, at the lenders’ sole discretion, into shares of common stock at variable conversion prices. The lender had advanced a total of $93,300, net of discount in the amount of $15,720 to the Company.

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

On July 15, 2020, the Company issued 905,929 shares of common stock in conversion of $4,122 convertible notes payable at conversion price of $0.00455: no loss was recorded.

On July 17, 2020, the Company entered into a Convertible Debentures with a lender in the amount of $238,095 which bear interest at eight (8%) percent and have a one (1) year maturity date. The notes may be repaid in whole or in part at any time prior to maturity. There are no shares of common stock issuable upon the execution of the promissory notes. The notes are convertible, at the lenders’ sole discretion, into shares of common stock at variable conversion prices. The lender had advanced a total of $195,000, net of discount in the amount of $43,095 to the Company.

These debentures are convertible, at the investors’ sole option, into common shares at the following terms:

●	a 50 percent discount to the lowest closing bid price during the 10 days immediately preceding the conversion date as reported on the National Quotations Bureau OTCQB exchange

●	a 50 percent discount to the average of the lowest traded price during the 20 days immediately preceding the conversion date as quoted by Bloomberg LP;

●	a 50 percent discount to the lowest closing bid price during the 25 days immediately preceding the conversion date as reported on the National Quotations Bureau OTCQB exchange

●	a 40 percent discount to the average of the three lowest traded price during the 20 days immediately preceding the conversion date as quoted by Bloomberg LP; or

●	either (i) a 40 percent discount to the 10 days average daily trading price immediately preceding the conversion date, or (ii) at a fixed conversion price of $0.001 per share during any time whereby the current day market price is at or less than $0.075.

The balance of outstanding convertible notes as of September 30, 2020 and December 31, 2019 is as follows:

	September 30, 2020	December 31, 2019
Convertible notes payable	$3,168,366	$2,563,145
Less: Discount	683,575	1,288,132
Convertible notes payable, net	$2,484,791	$1,275,013

During the periods ending September 30, 2020 and December 31, 2019 the Company received $526,900 and $387,980, respectively, from funding on new convertible notes.

During 2019, the Company assumed an aggregate of $1,079,626 certain Convertible Redeemable Notes issued by Lans Holdings Inc. to lenders pursuant to the Assignment and Assumption Agreement and, pursuant to the company’s exchange of debt for Series BB Preferred Stock, exchanged 78,620 shares of the Company’s Series BB preferred stock for an aggregate of $97,252 in Convertible Notes.

During the periods ending September 30, 2020 and 2019, the Company incurred $7,629 and $2,513 losses on the conversion of convertible notes, respectively. In connection with the convertible notes, the Company recorded $232,010 and $42,109, respectively of interest expense and $1,216,282 and $159,778, respectively of debt discount amortization expense. As of September 30, 2020 and December 31, 2019, the Company had approximately $748,620 and $537,225, respectively of accrued interest.

During the periods ending September 30, 2020 and December 31, 2019, the Company made no payments on the outstanding convertible notes, and converted $9,995 and $30,251, respectively, of principal and interest into 2,118,454 and 1,893,595 shares of common stock. As of September 30, 2020 and December 31, 2019, the principal balance of outstanding convertible notes payable was $3,168,366 and $2,563,145, respectively.

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

On July 15, 2020, the Company entered into a Promissory Debentures with a lender in the amount of $84,000 which bear interest at eighteen (18%) percent and have a two (2) year maturity date. The notes may be repaid in whole or in part at any time prior to maturity. The lender had advanced a total of $70,000, net of discount in the amount of $14,000 to the Company.

During the periods ending September 30, 2020 and 2019, the Company made no payments on the outstanding promissory notes, and recorded $3,190 and $0.00, respectively of interest expense and $1,477 and $0.00, respectively of debt discount amortization expense. As of September 30, 2020 and December 31, 2019, the Company had approximately $3,190 and $0.00, respectively of accrued interest. As of September 30, 2020 and December 31, 2019, the principal balance of outstanding promissory notes payable was $403,545 and $332,068, respectively.

Derivatives Liabilities

The Company determined that the convertible notes outstanding as of September 30, 2020 and December 31, 2019 contained an embedded derivative instrument as the conversion price was based on a variable that was not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40.

The Company determined the fair values of the embedded convertible notes derivatives and tainted convertible notes using the lattice valuation model with the following assumptions:

	September 30,		December 31,
	2020		2019
Common stock issuable	455,297,705		266,447,568
Market value of common stock on measurement date	$0.0340		$0.0196
Adjusted exercise price	$0.00005-$0.0074		$0.00005-$0.0187
Risk free interest rate	0.23%		1.60%
Instrument lives in years	1.00	Year	1.00	Years
Expected volatility	508%		575%
Expected dividend yields	None		None

The balance of the fair value of the derivative liability as of September 30, 2020 and December 31, 2019 is as follows:

Balance at December 31, 2018	$2,938,317
Additions	1,541,248
Fair value loss	295,863
Conversions	(44,438)
Balance at December 31, 2019	4,730,990
Additions	532,400
Fair value loss	9,836,815
Conversions	(16,460)
Balance at September 30, 2020	$15,083,745

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

The Convertible Series CC Preferred Stock has been classified outside of permanent equity and liabilities since it embodies a conditional obligation that the Company may settle by issuing a variable number of equity shares and the monetary value of the obligation is based on a fixed monetary amount known at inception. The Company has recorded $83,731 which represents 1,000 Series CC Convertible Preferred Stock at $83.73 per share, issued and outstanding as of September 30, 2020 and December 31, 2019, outside of permanent equity and liabilities.

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

On July 15, 2020, the Company issued 905,929 shares of common stock in conversion of $4,122 convertible notes payable at conversion price of $0.00455: no loss was recorded.

As of September 30, 2020 and December 31, 2019, the Company has 10,078,492 and 7,960,038 common shares issued and outstanding, respectively.

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

As of September 30, 2020, the Company had no preferred shares of Series AA Preferred Stock issued and outstanding. As of December 31, 2019, the Company had 1,000,000 preferred shares of Series AA Preferred Stock issued and outstanding.

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

As of September 30, 2020 and December 31, 2019, the Company had 279,146 preferred shares of Series BB Preferred Stock issued and outstanding.

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

As of September 30, 2020 and December 31, 2019, the Company had no preferred shares of Series DD Convertible Preferred Stock issued and outstanding.

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

NOTE 8 – COMMITMENTS AND CONTINGENCIES

On May 12, 2015, the Company issued a convertible promissory Note (the “Note”) in the principal amount of $25,000 to Tarpon Bay Partners, LLC (“Tarpon Bay”), whose principal at the time, is now known as a “Bad Actor” under SEC rules. On or about January 23, 2017, Tarpon Bay elected to convert principal and interest under the Note into shares of the Company’s common stock. On or about June 6, 2017 the Note was assigned to J.P. Carey Enterprises, Inc. (“J.P.”). On or about June 7, 2017, J.P. elected to convert principal and interest under the Note into shares of the Company’s common stock. Joseph Canouse, a principal at J.P. initiated a lawsuit against the Company in Fulton County Court, in Georgia for, amongst other things, breach of contract. A default judgment was entered into against the Company for failure to respond to these claims. The court then issued an Order of Judgement against the Company in the amount of $282,500 which was recorded in accounts payable as of December 31, 2017. The Company appealed the Courts’ decision and in November 2018, and the Court of Appeals vacated the award of the entire judgment amount and remanded the case back to the trial court with instructions. The trial court proceeded to hear oral arguments on the Company’s previously filed Motion to Set Aside Default Judgment on February 3, 2021. The Court has since indicated that it is inclined to grant the Company’s Motion to Set Aside Default Judgment and requested that the Company submit a proposed order for the Court’s review. The Company’s counsel submitted the Proposed Order granting the motion on February 23, 2021. If entered, which is expected, the default judgment will be set aside, and the Company will file its Answer and a Motion to Dismiss for lack of personal jurisdiction.”

NOTE 9 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	September 30, 2020	December 31, 2019
Computer and office equipment (5 year useful life)	$4,000	$4,000
Less: accumulated depreciation	(1,600)	(1,000)
Total property and equipment, net	$2,400	$3,000

Depreciation expense for the nine months ended September 30, 2020 and the year ended December 31, 2019 was $600 and $1,000 respectively.

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

In addition, the Company shall pay the remaining balance equal to $100,000 to Global Stem Cells Group Inc, which shall be paid as follows:

●	An amount equal to $50,000 upon the execution of the Third Amendment;

●	The remaining balance to be paid in full at the latest upon execution of the Definitive Agreement or at such other date as shall be specified by the Parties.

On May 7, 2020, July 24, 2020 and September 17, 2020, the Company made advance payments in the amount of $175,000 to Global Stem Cells Group Inc, which was recorded as a prepaid expense and other current asset as of September 30, 2020.

NOTE 11 – SUBSEQUENT EVENTS

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

Results of Operations

Results of Operations for the Three Months Ended September 30, 2020 and 2019

Below is a summary of the results of operations for the three months ended September 30, 2020 and 2019.

	For the Three Months Ended September 30,
	2020	2019	$ Change	% Change
Revenue	$12,280	$6,222	$6,058	97.36%
Cost of revenue	10,420	22,039	(11,619)	-52.72%
Gross profit	1,860	(15,817)	17,677	-111.76%

Operating expenses
Advertising and marketing	72	54,580	(54,508)	-99.87%
Professional fees	32,494	33,892	(1,398)	-4.12%
Officer compensation	10,000	15,098	(5,098)	-33.77%
Depreciation expense	200	200	-	0.00%
Investor relations	4,180	2,672	1,508	56.44%
General and administrative	3,557	2,312	1,245	53.85%
Total operating expenses	50,503	108,754	(58,251)	-53.56%

Other income (expense)
Interest expense	(549,067)	(123,316)	(425,751)	345.25%
Loss on conversion of debt	-	(8,099)	8,099	-100.00%
Derivative financial instruments	(6,811,021)	(1,478,954)	(5,332,067)	360.53%
Net income (loss)	$(7,408,731)	$(1,734,940)	$(5,673,791)	327.03%

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

As of September 30, 2020, the Company is working on an inventory tracking system by serial number. Until such time as an inventory tracking system exists, the inventory costs cannot be properly confirmed and written-off to cost of revenue along with the cost of grading.

Gross profit

Revenue from the sale of coins, metals and paper money for the three months ended September 30, 2020 was $12,280, compared to $6,222 of revenue for the same period in 2019. As a result of the write-off of inventory the company generated a positive 15% gross profit of $1,860 for the three months ended September 30, 2020 compared to a negative 254% gross profit of ($15,817) for the same period in 2019. The key reason for the increase in gross profit was a result of the decreased amount of inventory written-off in 2020 vs 2019.

Operating expenses

Operating expenses decreased by 53.56% in the amount of $58,251 for the three months ended September 30, 2020, compared to the same period in 2019. Listed below are the major changes to operating expenses:

Advertising and marketing decreased by $54,508 for the three months ended September 30, 2020, compared to the same period in 2019, primarily due to the company engaging in 2019 a consulting company to assist in development of a marketing and communications strategy to increase sales and visibility of the Company’s products and services.

Other income (expense)

Other income (expense) increased by $5,749,719 for the three months ended September 30, 2020, compared to the same period in 2019, primarily as a result of the change in fair market value of the convertible notes in 2020.

Results of Operations for the Nine Months Ended September 30, 2020 and 2019

Below is a summary of the results of operations for the nine months ended September 30, 2020 and 2019.

	For the Nine Months Ended September 30,
	2020	2019	$ Change	% Change
Revenue	$52,387	$25,326	$27,061	106.85%
Cost of revenue	41,443	52,717	(11,274)	-21.39%
Gross profit	10,944	(27,391)	38,335	-139.95%

Operating expenses
Advertising and marketing	154	55,115	(54,961)	-99.72%
Professional fees	62,481	157,643	(95,162)	-60.37%
Officer compensation	257,336	52,154	205,182	393.42%
Depreciation expense	600	600	-	0.00%
Investor relations	8,423	17,167	(8,744)	-50.93%
General and administrative	21,418	9,952	11,466	115.21%
Total operating expenses	350,412	292,631	57,781	19.75%

Other income (expense)
Interest expense	(1,461,616)	(325,202)	(1,136,414)	349.45%
Loss on conversion of debt	(7,629)	(10,612)	2,983	-28.11%
Derivative financial instruments	(9,836,815)	(820,884)	(9,015,931)	1098.32%
Net income (loss)	$(11,645,528)	$(1,476,720)	$(10,168,808)	688.61%

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

As of September 30, 2020, the Company is working on an inventory tracking system by serial number. Until such time as an inventory tracking system exists, the inventory costs cannot be properly confirmed and written-off to cost of revenue along with the cost of grading.

Gross profit

Revenue from the sale of coins, metals and paper money for the nine months ended September 30, 2020 was $52,387, compared to $25,326 of revenue for the same period in 2019. As a result of the write-off of inventory the company generated a positive 21% gross profit of $10,944 for the nine months ended September 30, 2020 compared to a negative 108% gross profit of ($27,391) for the same period in 2019. The key reason for the increase in gross profit was a result of the decreased amount of inventory written-off in 2020 vs 2019.

Operating expenses

Operating expenses increased by 19.75% in the amount of $57,781 for the nine months ended September 30, 2020, compared to the same period in 2019. Listed below are the major changes to operating expenses:

Advertising and marketing decreased by $54,961 for the nine months ended September 30, 2020, compared to the same period in 2019, primarily due to the company engaging in 2019 a consulting company to assist in development of a marketing and communications strategy to increase sales and visibility of the Company’s products and services.

Professional fees decreased by $95,162 for the nine months ended September 30, 2020, compared to the same period in 2019, primarily due to audit and accounting expenses.

Officer compensation increased by $205,182 for the nine months ended September 30, 2020, compared to the same period in 2019, primarily due to the appointment of Mr. David Christensen as Director and President of the Company along with 50,000 shares of Series AA Preferred stock valued as $166,795.

Investor relations expenses decreased by $8,744 for the nine months ended September 30, 2020, compared to the same period in 2019, primarily due to amounts associated with filings.

Other income (expense)

Other income (expense) increased by $10,149,362 for the nine months ended September 30, 2020, compared to the same period in 2019, primarily as a result of the change in fair market value of the convertible notes in 2020.

Liquidity and Capital Resources

Since inception, the Company has financed its operations through private placements and convertible notes. The following is a summary of the cash and cash equivalents as of September 30, 2020 and December 31, 2019.

	September 30, 2020	December 31, 2019	$ Change	% Change
Cash and cash equivalents	$59,473	$23,379	$36,094	154.39%

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

Summary of Cash Flows

Below is a summary of the Company’s cash flows for the nine months ended September 30, 2020 and 2019.

	For the Nine Months Ended September 30,
	2020	2019
Net cash (used) in operating activities	$(225,806)	$(313,875)
Net cash (used) by investing activities	(175,000)	-
Net cash provided by financing activities	436,900	283,069
Net increase (decrease) in cash and cash equivalents	$36,094	$(30,806)

Operating activities

Net cash used in operating activities was $225,806 during the nine months ended September 30, 2020 and consisted of a net loss of $11,645,528, which was offset by a net change in operating assets and liabilities of $164,341 and non-cash items of $11,255,380. The primary non-cash items for the nine months ended September 30, 2020, consisted of amortization of debt discount of $1,217,759, preferred shares issued for services of $166,795 and by change in derivative liabilities of $9,836,815. The significant change in operating assets and liabilities was an increase in accounts payable and accrued liabilities.

Net cash used in operating activities was $313,875 during the nine months ended September 30, 2019 and consisted of a net loss of $1,476,720, which was offset by a net change in operating assets and liabilities of $72,833 and non-cash items of $1,090,012. The primary non-cash items for the nine months ended September 30, 2019, consisted of amortization of debt discount of $257,916 and by a change in derivative liabilities of $820,884. The significant change in operating assets and liabilities was an increase in accounts payable and accrued liabilities.

Investing activities

Net cash used by investing activities was $175,000 consisted of cash paid for deposit on acquisition for the nine months ended September 30, 2020.

Financing activities

Net cash provided by financing activities was $436,900 consisted of proceeds received from the issuance of convertible notes was approximately $596,900 offset by repurchase of preferred stock in the amount of $160,000 for the nine months ended September 30, 2020, as compared to net cash provided by financing activities of $283,069 during the same period in 2019.

Going Concern

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, resulting in an accumulated deficit of approximately $39,535,005 and negative working capital of $18,435,209 as of September 30, 2020 and future losses are anticipated. These factors, among others, generally tend to raise substantial doubt as to its ability to obtain additional long-term debt or equity financing in order to have the necessary resources to further design, develop and launch the website and market the Company’s new service.

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

Off-Balance Sheet Arrangements

As of September 30, 2020, the Company had no off-balance sheet arrangements.

Critical Accounting Policies

Our critical accounting policies have not materially changed during the nine months ended September 30, 2020. Furthermore, the preparation of our financial statements is in conformity with generally accepted accounting principles in the United States of America, or GAAP. The preparation of our financial statements requires management to make judgments and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. Our management believes that we consistently apply these judgments and estimates, and the financial statements fairly represent all periods presented. However, any differences between these judgments and estimates and actual results could have a material impact on our statements of income and financial position.

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

(4)	Allocate the transaction price to each performance obligation in the contract

(5)	Recognize revenue when each performance obligation is satisfied

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the period ended September 30, 2020 and December 31, 2019.

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

At September 30, 2020 and December 31, 2019, the carrying amounts of the Company’s financial instruments, including cash, account payables, and accrued expenses, approximate their respective fair value due to the short-term nature of these instruments.

At September 30, 2020 and December 31, 2019, the Company does not have any assets or liabilities except for derivative liabilities and convertible notes payable required to be measured at fair value in accordance with FASB ASC Topic 820, Fair Value Measurement.

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

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the three and nine months ended September 30, 2020. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.	We have inadequate controls to ensure that information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting. Management evaluated the impact of the lack of timely communication between non–financial personnel and financial personnel on our assessment of our reporting controls and procedures and has concluded that the control deficiency represented a material weakness.

4.	Certain control procedures were unable to be verified due to performance not being sufficiently documented. As an example, some procedures requiring review of certain reports could not be verified due to there being no written documentation of such review. Management evaluated the impact of its failure to maintain proper documentation of the review process on its assessment of its reporting controls and procedures and has concluded deficiencies represented a material weakness.

5.	The Company has no formal control process related to the identification and approval of related party transactions.

To address these material weaknesses, management engaged financial consultants, performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. We have not remedied the material weaknesses as of September 30, 2020. The Company plans to take remedial action to address these weaknesses during the fiscal year ended 2021.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except the implementation of the controls identified above.

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

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

N/A

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in Extensible Business Reporting Language (XBRL).

** Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Dated February 24, 2021	MESO NUMISMATICS, INC.

	By:	/s/ David Christensen
David Christensen
President, Chief Executive Officer, Chief Financial Officer, Secretary and Director (Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)