Form 10-K
period 2020-12-31
MESO NUMISMATICS, INC.
filed 2021-04-13
CIK 1760026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐   No ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $265,300

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date 10,869,596 shares as of April 8, 2021

i

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

The Company has operated its auction business through 2020, with changes occurring in the Company at the latter end of the year, as explained below.

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

On November 25, 2019, the Company mailed a notice to all of the holders of its Series BB Convertible Stock (“BB Preferred Stock”) as of November 20, 2019, that it has elected to exchange all of its BB Preferred Stock into notes at the per share price of $1.20. The convertible note agreements bear no interest and have a four (4) year maturity date. The notes may be repaid in whole or in part at any time prior to maturity. There are no shares of common stock issuable upon the execution of the promissory notes. The notes are convertible, at the investors’ sole discretion, into shares of common stock at conversion price equal to the lowest bid price of the Common Stock as reported on the National Quotations Bureau OTC Markets exchange for the three prior trading days including the day upon which a Notice of Conversion is received by the Company. As of December 31, 2019, an aggregate of 78,620 shares of the Company’s Series BB preferred stock were cancelled for an indebtedness of $429,241; a loss of $37,991 was recorded.

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

In consideration for the Assignment, the Company agreed to:

●	Assume certain Convertible Redeemable Notes issued by Lans Holdings Inc. to Investor(s), pursuant to the Assignment and Assumption Agreement and subject to any pre-existing defaults under the Notes, Meso Numismatics Inc. reissued an aggregate of $1,079,626 of Convertible Redeemable Notes to Investor(s), which bear interest at a rate varying from ten (10%) to fifteen (15%) percent and have a one (1) year maturity date.

●	Issue to Lans Holdings Inc. 1,000 shares of its Series CC Convertible Preferred Stock valued at $86 calculated based on conversion provision of Certificate of Designation filed with the Secretary of State of Nevada on November 26, 2019. Shareholders of outstanding shares of Series CC Convertible Preferred Stock shall be entitled to convert part or all of its shares of Series CC Convertible Preferred Stock into a number of fully paid and nonassessable shares of common stock at a price per share determined by dividing the number of issued and outstanding shares of stock of the Company on the date of conversion by 1,000 and multiply the results by 0.8 conversion price.

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

On March 31, 2021, the Company entered into a Fourth Post Closing Amendment to the Assignment, which extended the deadline to enter into the New LOI to 90 days from the execution of the Fourth Amendment and option to receive Series CC Convertible Preferred Stock granted to Lans Holdings Inc. has been extended to 90 days from the execution of the Fourth Amendment.

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

For 2020, our principal business was maintaining an online store with eBay (www.mesocoins.com) and participating in live auctions with major companies such as Heritage Auctions, Stacks Bowers Auctions, Lyn Knight Auctions and Sedwick Coins for the sale of its coins, paper currency, bullion and medals. The description of that business is set forth below.

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

As of December 31, 2020, the Company is working on an inventory tracking system by serial number. Until such time the inventory costs cannot be properly confirmed, therefore any inventory balances are expensed during each reporting period.

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

Employees

As of December 31, 2020, the Company had 1 full-time employee.

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

The report of our independent registered public accounting firm with respect to our financial statements as of December 31, 2020 and for the year then ended indicates that our financial statements have been prepared assuming that we will continue as a going concern. The report states that, he Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Our plans in regard to these matters are described in Note 2 to our audited financial statements as of December 31, 2020 and 2019 and for the years then ended.

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

Our success is highly dependent upon the continued services of our Chief Executive Officer, David Christensen. The loss of Mr. Christensen’s services would have a material adverse effect on the Company and its business operations.

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

As of December 31, 2020, there were 16,000,000 shares of Common Stock issuable upon the exercise of options and warrants.

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

OUR SOLE EXECUTIVE OFFICER AND DIRECTOR POSSESSES SIGNIFICANT VOTING POWER WITH RESPECT TO OUR VOTING STOCK, WHICH WILL LIMIT YOUR INFLUENCE ON CORPORATE MATTERS.

On November 27, 2019, the Company’s Board of Directors appointed Mr. David Christensen to serve as director and president of the Company and, as an inducement, issued to Mr. Christensen 50,000 shares of its Series AA Super Voting Preferred Stock in connection with said appointments.

The holder of the Series AA Super Voting Preferred Stock shall have an aggregate vote equal to sixty-seven (67%) percent of the total vote on all matters submitted to the stockholders that each stockholder of the Corporation’s Common Stock is entitled to vote at each meeting of stockholders of the Corporation (and written actions of stockholders in lieu of meetings) with respect to any and all matters presented to the stockholders of the Corporation for their action and consideration.

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

As of December 31, 2020, our authorized capital consists of 6,500,000,000 shares of common stock and 11,000,000 shares are authorized as preferred stock, both with a par value of $0.001 per share. Our Board, without any action by our stockholders, may designate and issue shares of preferred stock in such series as it deems appropriate and establish the rights, preferences and privileges of such shares, including dividends, liquidation and voting rights, provided it is consistent with Delaware law.

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

Holders

As of March 27, 2021, we had 143 shareholders of common stock per transfer agent’s shareholder list.

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

As of December 31, 2020 and December 31, 2019, the Company had 10,869,596 and 7,960,038 common shares issued and outstanding, respectively.

During the year ended December 31, 2020, the Company issued warrants to purchase 16,000,000 shares of common stock, at exercise prices of $0.03 per share. These warrants expire three years from issuance date. The Company recorded the fair value of the 16,000,000 warrants issued with debt at approximately $279,868 at December 31, 2020.

During the year ended December 31, 2019 and 2020, we issued securities that were not registered under the Securities Act, and were not previously disclosed in a Current Report on Form 8-K as listed below. Except where noted, all of the securities discussed in this Item 5 were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

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

Results of Operations

Below is a summary of the results of operations for the years ended December 31, 2020 and 2019.

	For the Years Ended December 31,
	2020	2019	$ Change	% Change
Revenue	$55,082	$30,103	$(24,979)	82.98%
Cost of revenue	43,954	55,524	(11,570)	-20.84%
Gross profit	11,128	(25,421)	36,549	-143.77%

Operating expenses
Advertising and marketing	247	55,158	(54,911)	-99.55%
Compensation expense	-	1,163,357	(1,163,357)	-100.00%
Professional fees	145,624	230,785	(85,161)	-36.90%
Officer compensation	270,581	62,661	207,920	331.82%
Depreciation expense	800	800	-	0.00%
Investor relations	12,430	21,567	(9,137)	-42.37%
General and administrative	29,866	31,360	(1,494)	-4.76%
Total operating expenses	459,548	1,565,688	(1,106,140)	-70.65%

Other income (expense)
Interest expense	(4,204,326)	(570,988)	(3,633,338)	636.32%
Gain (loss) on debt settlement	(9,663)	(51,184)	41,521	-81.12%
Derivative financial instruments	(1,233,277)	(295,863)	(937,414)	316.84%
Net income (loss)	$(5,895,686)	$(2,509,144)	$(3,386,542)	134.97%

Results of Operations for the Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

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

As of December 31, 2020, the Company is working on an inventory tracking system by serial number. Until such time as an inventory tracking system exists, the inventory costs cannot be properly confirmed and written-off to cost of revenue along with the cost of grading.

Gross profit

Revenue from the sale of coins, metals and paper money for the year ended December 31, 2020 was $55,082, compared to $30,103 of revenue for the same period in 2019. The company generated a positive 20% gross profit of $11,128 for the year ended December 31, 2020 compared to a negative 84% gross profit of $25,421 for the same period in 2019. The key reason for the increase in gross profit was a result of the amount of inventory written-off was less in 2020 vs 2019.

Operating expenses

Operating expenses decreased by 70.65% in the amount of $1,106,140 for the year ended December 31, 2020, compared to the same period in 2019. Listed below are the major changes to operating expenses:

Advertising and marketing decreased by $54,911 for the year ended December 31, 2020, compared to the same period in 2019, primarily due to the company engaging a consulting company to assist in development of a marketing and communications strategy to increase sales and visibility of the Company’s products and services in 2019.

Compensation expense decreased by $1,163,357 for the year ended December 31, 2020, compared to the same period in 2019, primarily due to Meso Numismatics Inc. entered into an Assignment and Assumption Agreement with Lans Holdings Inc., whereby Lans Holdings Inc. assigned all of its rights to, obligations and interest in a Binding Letter of Intent entered into on May 23, 2019 with Global Stem Cells Group Inc. and Benito Nova, setting forth the principal terms pursuant to which the Company will acquire 50,000,000 shares of common stock of Global Stem Cells Group Inc. In consideration for the Assignment, Meso Numismatics Inc. reissued an aggregate of $1,079,626 of Convertible Redeemable Notes and issued to Lans Holdings Inc. 1,000 shares of its Series CC Convertible Preferred Stock valued at $83,731.

Professional fees decreased by $85,161 for the year ended December 31, 2020, compared to the same period in 2019, primarily due to less audit and accounting expenses.

Officer compensation increased by $207,920 for the year ended December 31, 2020, compared to the same period in 2019, primarily due to the appointment of Mr. David Christensen as Director and President of the Company along with 50,000 shares of Series AA Preferred stock valued as $166,795 issued in 2020.

Investor relations expenses decreased by $9,137 for the year ended December 31, 2020, compared to the same period in 2019, primarily due to amounts associated with filings.

General and administrative expenses decreased by $1,494 for the year ended December 31, 2020, compared to the same period in 2019, primarily due to licenses and permits.

Other income (expense)

Other income (expense) increased by $4,529,231 for the year ended December 31, 2020, compared to the same period in 2019, primarily as a result of the change in fair market value of the convertible notes along with default penalty and expense of unamortized discount as a result of debt restructuring.

Liquidity and Capital Resources

Since inception, the Company has financed its operations through private placements and convertible notes. The following is a summary of the cash and cash equivalents as of December 31, 2020 and 2019.

	As of December 31,
	2020	2019	$ Change	% Change
Cash and cash equivalents	$42,534	$23,379	$19,155	81.93%

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

Summary of Cash Flows

Below is a summary of the Company’s cash flows for the years ended December 31, 2020 and 2019.

	For the Years Ended December 31,
	2019	2018
Net cash used in operating activities	$(322,745)	$(362,325)
Net cash used by investing activities	(175,000)	-
Net cash provided by financing activities	516,900	354,870
Net increase (decrease) in cash and cash equivalents	$19,155	$(7,455)

Operating activities

Net cash used in operating activities was $322,745 during the year ended December 31, 2020 and consisted of a net loss of $5,895,686, which was offset by a net change in operating assets and liabilities of $1,092,756 and non-cash items of $4,480,184. The primary non-cash items for the year ended December 31, 2020, consisted of amortization of debt discount of $1,851,882, penalty on debt of $1,183,530, preferred shares issued for services of $166,795 and by change in derivative liabilities of $1,233,277. The significant change in operating assets and liabilities was an increase in accounts payable and accrued liabilities.

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

Investing activities

Net cash used by investing activities was $175,000 consisted of cash paid for deposit on acquisition for the year ended December 31, 2020.

Financing activities

Net cash provided by financing activities was $516,900 consisted of proceeds received from the issuance of convertible notes was approximately $701,900 offset by repurchase of preferred stock in the amount of $160,000 and payments on notes of $25,000 for the year ended December 31, 2020, as compared to net cash provided by financing activities of $354,870 during the same period in 2019.

Going Concern

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, resulting in an accumulated deficit of approximately $33,785,163 and negative working capital of $871,941 as of December 31, 2020 and future losses are anticipated. These factors, among others, generally tend to raise substantial doubt as to its ability to obtain additional long-term debt or equity financing in order to have the necessary resources to further design, develop and launch the website and market the Company’s new service.

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

Off-Balance Sheet Arrangements

As of December 31, 2020, the Company had no off-balance sheet arrangements.

Critical Accounting Policies

Our critical accounting policies have not materially changed during the year ended December 31, 2020. Furthermore, the preparation of our financial statements is in conformity with generally accepted accounting principles in the United States of America, or GAAP. The preparation of our financial statements requires management to make judgments and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. Our management believes that we consistently apply these judgments and estimates, and the financial statements fairly represent all periods presented. However, any differences between these judgments and estimates and actual results could have a material impact on our statements of income and financial position.

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

(4)	Allocate the transaction price to each performance obligation in the contract

(5)	Recognize revenue when each performance obligation is satisfied

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the period ended December 31, 2020 and 2019.

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

At December 31, 2020 and 2019, the carrying amounts of the Company’s financial instruments, including cash, account payables, and accrued expenses, approximate their respective fair value due to the short-term nature of these instruments.

At December 31, 2020 and 2019, the Company does not have any assets or liabilities except for derivative liabilities and convertible notes payable required to be measured at fair value in accordance with FASB ASC Topic 820, Fair Value Measurement.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. The framework used by management in making that assessment was the criteria set forth in the document entitled “2013 Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of December 31, 2020 and that material weaknesses in ICFR existed as more fully described below.

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard AS 2201, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that as of December 31, 2020 our internal controls over financial reporting were not effective at the reasonable assurance level:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the year ended December 31, 2020. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.	We have inadequate controls to ensure that information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting. Management evaluated the impact of the lack of timely communication between non–financial personnel and financial personnel on our assessment of our reporting controls and procedures and has concluded that the control deficiency represented a material weakness.

4.	Certain control procedures were unable to be verified due to performance not being sufficiently documented. As an example, some procedures requiring review of certain reports could not be verified due to there being no written documentation of such review. Management evaluated the impact of its failure to maintain proper documentation of the review process on its assessment of its reporting controls and procedures and has concluded deficiencies represented a material weakness.

5.	The Company has no formal control process related to the identification and approval of related party transactions.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the year ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except the implementation of the controls identified above.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our current director and executive officer and his age are listed below.

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

Involvement in Certain Legal Proceedings.

During the past 10 years, none of our current directors, nominees for directors or current executive officers has been involved in any legal proceeding identified in Item 401(f) of Regulation S-K, including:

1. Any petition under the Federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he or she was a general partner at or within two years before the time of such filing, or any corporation or business association of which he or she was an executive officer at or within two years before the time of such filing;

2. Any conviction in a criminal proceeding or being named a subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3. Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from, or otherwise limiting, the following activities:

i. Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii. Engaging in any type of business practice; or

iii. Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4. Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any type of business regulated by the Commodity Futures Trading Commission, securities, investment, insurance or banking activities, or to be associated with persons engaged in any such activity;

5. Being found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6. Being found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7. Being subject to, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i. Any Federal or State securities or commodities law or regulation; or

ii. Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii. Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8. Being subject to, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Section 16(a) Beneficial Ownership Reporting Compliance

As December 31, 2020, based on a review solely of the filings made under Section 16 of the Exchange Act, ___________.

ITEM 11. EXECUTIVE COMPENSATION.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2020 and 2019.

EXECUTIVE OFFICER COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Melvin Pereira	2020	48,786							48,786
Chief Former Executive Officer (PEO/PFO)	2019	62,661							62,661

David Christensen	2020	55,000		166,795					221,795
President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer), Secretary And Director	2019	5,000							5,000

Outstanding Equity Awards at the End of the Fiscal Year

We do not have any equity compensation plans and therefore no equity awards are outstanding as of December 31, 2020.

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

Securities Authorized for Issuance Under Equity Compensation Plans

As of March 31, 2021, we did not have any securities authorized for issuance under any equity compensation plans.

Compensation of Directors

No director received compensation for his services during the year ended December 31, 2020.

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

Applicable percentage ownership is based on 10,869,596 shares of Common Stock outstanding as of April 8, 2021. In addition, as of April 8, 2021, there were 50,000 shares of Series AA Preferred Stock outstanding.

Name and Address of Beneficial Owner	Common Stock Owned Beneficially	Percent of Class	Series AA Preferred Stock Owned Beneficially	Percent of Class
Named Executive Officers and Directors
Dave Christensen			50,000	100%
All Executive Officers and Directors as a group (1 person)			50,000	100%
5% or greater shareholders
Ajene Watson LLC(1)	601,001	5.96%

(1)	Mr. Ajene Watson has investment and voting control over such shares.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

M&K CPAS, PLLC served as our independent registered public accountants for the years ended December 31, 2020 and 2019.

Audit Fees

For the Company’s fiscal years ended December 31, 2020 and 2019, we were billed approximately $30,400 and $18,900, respectively, for professional services rendered by our independent auditors for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services rendered by our independent auditors for the years ended December 31, 2020 and 2019, respectively.

Tax Fees

For the Company’s fiscal years ended December 31, 2020 and 2019, there were no fees for professional services rendered by our independent auditors for tax compliance, tax advice, and tax planning.

All Other Fees

For the Company’s fiscal years ended December 31, 2020 and 2019, we were no billed any other fees by our auditors.

(a)	EXHIBITS

We have filed the exhibits listed on the accompanying Exhibit Index of this registration statement and below in this Item 15:

		Incorporated by
Exhibit		Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

2.1	Plan of Merger	10-12G	2.1	12/12/2018

3.1	Articles of Incorporation, as Amended	10-12G	3.1	12/12/2018

3.2	Series AA Certificate of Designation	10-12G	3.2	12/12/2018

3.3	Series BB Certificate of Designation	10-12G	3.3	12/12/2018

3.4	Amendment to Certificate of Designation of Series AA Preferred Stock	8-K	3.1	11/29/2019

3.5	Certificate of Designation of Series CC Preferred Stock	8-K	3.2	11/29/2019

3.6	Certificate of Designation of Series DD Preferred Stock	8-K	3.3	11/29/2019

3.7	Amended and Restated Bylaws	8-K	3.4	11/29/2019

10.2	Binding Letter of Intent	8-K	10.1	07/15/2019

10.3	Exchange Agreement of Series BB Convertible Stock	8-K	10.1	11/29/2019

10.4	Repurchase Agreement	8-K	10.1	11/29/2019

10.5	Assignment and Assumption Agreement	8-K	10.2	11/29/2019

10.6	Post-Closing Amendment to the Assignment and Assumption Agreement	8-K	10.1	12/26/2019

10.7	Second Amendment to the Assignment and Assumption Agreement	8-K	10.1	04/24/2020

10.8	Third Amendment to the Assignment and Assumption Agreement	8-K	10.1	09/18/2020

10.9	Fourth Amendment to the Assignment and Assumption Agreement	8-K	10.1	03/16/21

21.1	List of Subsidiaries	10-12G	21.1	12/12/2018

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

32	Certification of Chief Executive Officer & Chief Financial Officer pursuant to 18 U.S.C. 1350.				X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	XBRL Taxonomy Extension Schema Linkbase Document.				X

101.CAL	XBRL Taxonomy Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Presentation Linkbase Document.				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated April 13, 2021	MESO NUMISMATICS, INC.

	By:	/s/ David Christensen
David Christensen
President, Chief Executive Officer, Chief Financial Officer, Secretary and Director (Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)

ITEM 15	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MESO NUMISMATICS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Meso Numismatics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Meso Numismatics, Inc. (the Company) as of December 31, 2020 and 2019, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Notes Payable

As discussed in Note 4, the Company borrows funds through the use of convertible notes payable that contain a conversion price that fluctuates with the stock price. Due to the fluctuation of the conversion price, the embedded conversion feature requires bifurcation from the host contract and is recorded as a liability subject to market adjustments as of each reporting period. Significant judgment is exercised by the Company in determining derivative liability values for these convertible note agreements, including the use of a specialist engaged by management.

We evaluated management’s conclusions regarding their derivative liability and reviewed support for the significant inputs used in the valuation model, as well as assessing the model for reasonableness.

Convertible Preferred Stock

As discussed in Note 5, the Company has issued and outstanding certain Preferred Shares that contain a fixed value and convertible into a variable number of common stock on the date of conversion. Auditing management’s evaluation of the convertible preferred shares involves significant judgements and estimates in determining the proper classification of the preferred shares that include both debt and equity qualities. To evaluate the appropriateness and accuracy of the classification of the convertible preferred shares, we evaluated management’s assessment of the debt and equity like characteristics.

We evaluated management’s appropriateness and accuracy of the classification of the convertible preferred shares and evaluated management’s assessment of the debt and equity like characteristics.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2017.

Houston, Texas

April 12, 2021

MESO NUMISMATICS, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2020	2019
ASSETS

Current assets
Cash and cash equivalents	$42,534	$23,379
Total current assets	42,534	23,379
Property and equipment, net	2,200	3,000
Other assets	175,000
Total assets	$219,734	$26,379

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$375,789	$423,209
Convertible notes payable, net	148,249	1,274,959
Accrued interest	390,437	537,225
Derivative liability	-	4,730,990
Total current liabilities	914,475	6,966,383

Long term liabilities
Convertible notes payable, net	14,498	54
Notes payable-related parties	7,800	7,800
Notes payable, net	5,608,801	324,268
Total liabilities	$6,545,574	$7,298,505

Preferred stock, $0.001 par value per share; 1,000 shares authorized as Series CC; 1,000 shares issued and outstanding for the year ended December 31, 2020 and December 31, 2019, respectively	83,731	83,731

Stockholders’ deficit
Preferred stock, $0.001 par value per share 1,050,000 shares authorized as Series AA; 1,050,000 and 1,000,000 shares issued and 50,000 and 1,000,000 shares outstanding for the year ended December 31, 2020 and December 31, 2019, respectively	50	1,000
Preferred stock, $0.001 par value per share; 1,000,000 shares authorized as Series BB; 559,815 shares issued and 279,146 shares outstanding for the year ended December 31, 2020 and December 31, 2019, respectively	279	279
Common stock, $0.001 par value per share; 6,500,000,000 shares authorized; 12,471,910 and 9,562,352 shares issued and 10,869,596 and 7,960,038 shares outstanding for the year ended December 31, 2020 and December 31, 2019, respectively	10,870	7,961
Additional paid in capital	27,364,393	20,524,380
Accumulated deficit	(33,785,163)	(27,889,477)
Total stockholders’ deficit	(6,409,571)	(7,355,857)
Total liabilities and stockholders’ deficit	$219,734	$26,379

The accompanying notes are an integral part of these audited consolidated financial statements.

MESO NUMISMATICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2020	2019
Revenue	$55,082	$30,103
Cost of revenue	43,954	55,524
Gross profit	11,128	(25,421)

Operating expenses
Advertising and marketing	247	55,158
Compensation expense	-	1,163,357
Professional fees	145,624	230,785
Officer compensation	270,581	62,661
Depreciation expense	800	800
Investor relations	12,430	21,567
General and administrative	29,866	31,360
Total operating expenses	459,548	1,565,688

Other income (expense)
Interest expense	(4,204,326)	(570,988)
Loss on debt settlement	(9,663)	(51,184)
Derivative financial instruments	(1,233,277)	(295,863)
Net loss	$(5,895,686)	$(2,509,144)

Net loss per common share, basic and diluted	$(0.63)	$(0.47)

Weighted average number of common shares outstanding, basic and diluted	9,341,942	5,305,347

The accompanying notes are an integral part of these audited consolidated financial statements.

MESO NUMISMATICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Year Ended December 31, 2020 and 2019

	Series CC Preferred Stock		Series AA Preferred Stock		Series BB Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2019	1,000	$83,731	1,000,0000	$1,000	279,146	$279	7,960,038	$7,961	$20,524,380	$(27,889,477)	$(7,355,857)
Conversion of convertible debt	-	-	-	-	-	-	2,909,558	2,909	11,833	-	14,742
Repurchase of Preferred Series AA	-	-	(1,000,000)	(1,000)	-	-	-	-	(159,000)	-	(160,000)
Granted of Preferred Series AA for services	-	-	50,000	50	-	-	-	-	166,745	-	166,795
Imputed interest on debt	-	-	-	-	-	-	-	-	34,237	-	34,237
Loss on conversion of stock	-	-	-	-	-	-	-	-	9,663	-	9,663
Derivative settlement	-	-	-	-	-	-	-	-	6,496,668	-	6,496,668
Fair value of warrants	-	-	-	-	-	-	-	-	279,867	-	279,867
Net income (Loss)	-	-	-	-	-	-		-	-	(5,895,686)	(5,895,686)
Balance, December 31, 2020	1,000	$83,731	50,000	$50	279,146	$279	10,869,596	$10,870	$27,364,393	$(33,785,163)	$(6,409,571)

The accompanying notes are an integral part of these consolidated financial statements

MESO NUMISMATICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Year Ended December 31, 2020 and 2019

	Series CC Preferred Stock		Series AA Preferred Stock		Series BB Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2018	-	$-	1,000,000	$1,000	444,135	$444	4,901,024	$4,900	$20,835,425	$(25,380,333)	$(4,538,564)
Conversion of convertible debt	-	-	-	-	-		1,893,595	1,894	23,652	-	25,546
Conversion of preferred series BB	-	-	-	-	(86,369)	(87)	1,165,419	1,166	(1,079)	-	-
Exchange of preferred series for debt	-	-	-	-	(78,620)	(78)	-	-	(391,248)	-	(391,326)
Loss on conversion of stock	-	-	-	-	-	-	-	-	13,193	-	13,193
Preferred stock for assignment of rights	1,000	83,731	-	-	-	-	-	-	-	-	-
Derivative settlement	-	-	-	-	-	-	-	-	44,438	-	44,438
Net income (Loss)	-	-	-	-	-	-	-	-	-	(2,509,144)	(2,509,144)
Balance, December 31, 2019	1,000	$83,731	1,000,000	$1,000	279,146	$279	7,960,038	$7,961	$20,524,380	$(27,889,477)	$(7,355,857)

The accompanying notes are an integral part of these consolidated financial statements

MESO NUMISMATICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,895,686)	$(2,509,144)
Non-cash adjustments to reconcile net loss to net cash:
Amortization of debt discount	1,851,882	461,400
Depreciation and amortization expense	800	800
Change in derivative liabilities	1,233,277	295,863
Shares issued for services	166,795	-
Compensation expense	-	1,163,357
Loss on conversion of debt	9,663	13,193
Penalty on debt	1,183,530	16,519
Imputed interest on debt	34,237	-
Gain on conversion of preferred stock to convertible notes payable	-	(15,883)
Loss on conversion of preferred stock to notes payable	-	53,874
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	1,092,757	157,695
CASH PROVIDED/(USED) BY OPERATING ACTIVITIES	(322,745)	(362,325)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for deposit on acquisition	(175,000)	-
CASH PROVIDED/(USED) BY INVESTING ACTIVITIES	(175,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of debt	701,900	354,870
Payments on notes payable	(25,000)	-
Repurchase of preferred stock	(160,000)	-
CASH PROVIDED/(USED) BY FINANCING ACTIVITIES	516,900	354,870

Net increase (decrease) in cash	19,155	(7,455)

Cash, beginning of year	23,379	30,834

Cash, end of year	$42,534	$23,379

NON-CASH FINANCING ACTIVITIES:
Debt settlements with common stock	$-	$25,546
Conversion of preferred stock to common stock	$-	$1,166
Discount issued on convertible debt	$532,401	$1,541,248
Warrants discount issued on debt	279,867	-
Settlement of derivative discounts	$6,496,668	$44,438
Exchange of preferred stock for debt	$-	$391,326
Conversion of convertible debt	$14,742	$-
Debt restructure	$4,196,212	$-

The accompanying notes are an integral part of these audited consolidated financial statements.

MESO NUMISMATICS, INC.

NOTES TO CONSOLDIATED FINANCIAL STATEMENTS

December 31, 2020

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

On March 12, 2021, Meso Numismatics Inc. entered into a Fourth Post Closing Amendment to the Assignment and Assumption Agreement originally entered into on November 27, 2019 with Global Stem Cells Group Inc., Benito Novas, and Lans Holdings Inc., which Assignment was first amended pursuant to the Post Closing Amendment to the Assignment and Assumption Agreement entered into on December 23, 2019. The Original Agreement is amended to extend the deadline to enter into the New LOI to 90 days from the execution of the Fourth Amendment and option to receive Series CC Convertible Preferred Stock granted to Lans Holdings Inc. has been extended to 90 days from the execution of the Fourth Amendment.

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

Cash and Cash Equivalents

The Company considers all highly liquid accounts with original maturities of three months or less to be cash equivalents. At December 31, 2020 and December 31, 2019, all of the Company’s cash was deposited in major banking institutions. There were no cash equivalents as of December 31, 2020 and December 31, 2019.

Inventory

The Company’s inventory is comprised of roughly 50% coins and medals and 50% paper money. The Company has a meticulous process for the acquisition and sales process for each coin item. The Company specializes in coins from the Meso region, but also acquires coins and medals from elsewhere around the world

As of December 31, 2020, the Company is working on an inventory tracking system by serial number. Until such time as an inventory tracking system exists, the inventory costs cannot be properly confirmed and written-off to cost of revenue.

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

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the years ended December 31, 2020 and December 31, 2019.

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

Net Earnings (Losses) Per Common Share

The Company computes earnings (loss) per share by dividing net earnings (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents may consist of shares issuable upon conversion of convertible preferred shares and convertible notes payable (calculated using the treasury stock method). Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations. As of December 31, 2020 the conversion of convertible notes would result in an additional 14,783,765 shares of common stock and exercise of warrants would result in an additional 16,000,000 shares of common stock.

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

At December 31, 2020 and December 31, 2019, the carrying amounts of the Company’s financial instruments, including cash, account payables, and accrued expenses, approximate their respective fair value due to the short-term nature of these instruments.

At December 31, 2020 and December 31, 2019, the Company does not have any assets or liabilities except for derivative liabilities and convertible notes payable required to be measured at fair value in accordance with FASB ASC Topic 820, Fair Value Measurement.

The following presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on non-recurring basis as of December 31, 2020 and December 31, 2019:

	Level 1	Level 2	Level 3	Total
December 31, 2020
Convertible Notes Payable, net of discount	$-	$162,747	$-	$162,747
Derivative Liability	-	-	-	-
Total	$-	$162,747	$-	$162,747

December 31, 2019
Convertible Notes Payable, net of discount	$-	$1,275,013	$-	$1,275,013
Derivative Liability	-	-	4,730,990	4,730,990
Total	$-	$1,275,013	$4,730,990	$6,006,003

Comprehensive Income

The Company records comprehensive income as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Other comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. As of December 31, 2020 and December 31, 2019, the Company had no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Other accounting standards and amendments to existing accounting standards that have been issued and have future effective dates are not applicable or are not expected to have a significant impact on the Company’s consolidated financial statements

Going Concern

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, resulting in an accumulated deficit of approximately $33,785,163 and negative working capital of $871,941 as of December 31, 2020 and future losses are anticipated. These factors, among others, generally tend to raise substantial doubt as to its ability to obtain additional long-term debt or equity financing in order to have the necessary resources to further design, develop and launch the website and market the Company’s new service.

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

(2) Identify the performance obligations in the contract

(3) Determine the transaction price

(4) Allocate the transaction price to each performance obligation in the contract

(5) Recognize revenue when each performance obligation is satisfied

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the period ended December 31, 2020 and December 31, 2019.

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

NOTE 4 – NOTES PAYABLE

Convertible Notes Payable

During 2015, the Company entered into Convertible Debentures with Digital Arts Media Network and Ajene Watson, LLC. The promissory note agreements bear interest from eight (8%) percent to ten (10%) and have a one (1) year maturity date. The notes may be repaid in whole or in part at any time prior to maturity. There are no shares of common stock issuable upon the execution of the promissory notes. The notes are convertible, at the investors’ sole discretion, into shares of common stock at variable conversion prices. As of December 31, 2020 and December 31, 2019, Digital Arts Media Network and Ajene Watson, LLC had an outstanding balance of $148,247.

From 2016 to 2018, the Company entered into several Convertible Debentures with a lender which bear interest at eight (8%) percent and have a one (1) year maturity date. The notes may be repaid in whole or in part at any time prior to maturity. There are no shares of common stock issuable upon the execution of the promissory notes. The notes are convertible, at the leaders’ sole discretion, into shares of common stock at variable conversion prices. The lender had an outstanding balance at December 31, 2020 and December 31, 2019 of $848,212.

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

The convertible note agreements bear no interest and have a four (4) year maturity date. The notes may be repaid in whole or in part at any time prior to maturity. There are no shares of common stock issuable upon the execution of the promissory notes. The notes are convertible, at the investors’ sole discretion, into shares of common stock at conversion price equal to the lowest bid price of the Common Stock as reported on the National Quotations Bureau OTC Markets exchange for the three prior trading days including the day upon which a Notice of Conversion is received by the Company. As of December 31, 2020 and December 31, 2019, 81,043 Preferred Series BB shares were exchange for an aggregate of $97,252 convertible notes of which 78,620 were cancelled and 2,423 are still outstanding

On November 27, 2019, Meso Numismatics Inc. entered into an Assignment and Assumption Agreement with Lans Holdings Inc., whereby Lans Holdings Inc. assigned all of its rights to, obligations and interest in a Binding Letter of Intent entered into on May 23, 2019 with Global Stem Cells Group Inc. and Benito Nova, setting forth the principal terms pursuant to which the Company will acquire 50,000,000 shares of common stock of Global Stem Cells Group Inc. to Meso Numismatics Inc. for assumption of certain Convertible Redeemable Notes issued by Lans holdings Inc. to lenders., pursuant to a securities purchase agreement.

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
			$1,079,626.00

During the period ended March 31, 2020 and December 31, 2019, the lender converted $4,676 of principal into common stock resulting into a balance of $1,074,950 at December 31, 2020.

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

On December 7, 2020, the Company signed Debt Restructure Agreements to restructure the debt obligations with three separate lenders.  The three lenders all had outstanding convertible promissory notes with our company in the aggregate principal amount plus default penalty and accrued but unpaid interest of $5,379,624, and the parties have agreed to terminate the old convertible promissory notes in favor of new secured promissory notes and warrants to purchase shares of our common stock.  The Company agreed to the new notes and warrants over the prior convertible notes because the old notes were in default and contained unfavorable terms on conversions. The new notes extended the maturity date, are not convertible into our common shares, but instead secure the debt obligations with our assets.  The new notes have a maturity date of December 7, 2023 and an aggregate principal amount of $5,379,624 and, as an incentive; we have issued cashless warrants to purchase 15,000,000 shares of our common stock at an exercise price of $0.03 per share in connection with the restructuring.

These debentures are convertible, at the investors’ sole option, into common shares at the following terms:

●	a 50 percent discount to the lowest closing bid price during the 10 days immediately preceding the conversion date as reported on the National Quotations Bureau OTCQB exchange

●	a 50 percent discount to the average of the lowest traded price during the 20 days immediately preceding the conversion date as quoted by Bloomberg LP;

●	a 50 percent discount to the lowest closing bid price during the 25 days immediately preceding the conversion date as reported on the National Quotations Bureau OTCQB exchange

●	a 40 percent discount to the average of the three lowest traded price during the 20 days immediately preceding the conversion date as quoted by Bloomberg LP; or

●	either (i) a 40 percent discount to the 10 days average daily trading price immediately preceding the conversion date, or (ii) at a fixed conversion price of $0.001 per share during any time whereby the current day market price is at or less than $0.075.

The balance of the convertible as of December 31, 2020 and 2019 is as follows:

	December 31,	December 31,
	2020	2019
Convertible notes payable	$220,499	$2,563,145
Less: Discount	57,752	1,288,132
Convertible notes payable, net	$162,747	$1,275,013

During the periods ending December 31, 2020 and December 31, 2019 the Company received $526,900 and $354,870, respectively, from funding on new convertible notes.

During 2019, the Company assumed an aggregate of $1,079,626 certain Convertible Redeemable Notes issued by Lans Holdings Inc. to lenders pursuant to the Assignment and Assumption Agreement and, pursuant to the company’s exchange of debt for Series BB Preferred Stock, exchanged 78,620 shares of the Company’s Series BB preferred stock for an aggregate of $97,252 in Convertible Notes.

During the periods ending December 31, 2020 and 2019, the Company incurred $9,663 and $13,193 losses on the conversion of convertible notes, respectively. In connection with the convertible notes, the Company recorded $293,568 and $109,588, respectively of interest expense and $1,842,105 and $159,778, respectively of debt discount amortization expense. As of December 31, 2020 and December 31, 2019, the Company had approximately $328,876 and $537,225, respectively of accrued interest.

During the periods ending December 31, 2020 and December 31, 2019, the Company made $25,000 and $0.00, respectively of payments on the outstanding convertible notes, and converted $14,742 and $25,546, respectively, of principal and interest into 2,909,558 and 1,893,419 shares of common stock. At December 7, 2020 the Company exchanged $5,379,624 of principal and accrued but unpaid interest on convertible notes for $5,379,624 promissory notes and cashless warrants to purchase 15,000,000 shares of our common stock. As of December 31, 2020 and December 31, 2019, the principal balance of outstanding convertible notes payable was $220,499 and $2,563,145, respectively.

Promissory Notes Payable

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

On July 13, 2020, the Company entered into a Promissory Debentures with a lender in the amount of $6,000 which bear interest at eighteen (18%) percent and have a two (2) year maturity date. The notes may be repaid in whole or in part at any time prior to maturity. The lender had advanced a total of $5,000, net of discount in the amount of $1,000 to the Company.

On July 15, 2020, the Company entered into a Promissory Debentures with a lender in the amount of $84,000 which bear interest at eighteen (18%) percent and have a two (2) year maturity date. The notes may be repaid in whole or in part at any time prior to maturity. The lender had advanced a total of $70,000, net of discount in the amount of $14,000 to the Company.

At December 7, 2020 the Company exchanged $5,379,624 of principal, default penalty and accrued but unpaid interest on convertible notes for $5,379,624 promissory notes and cashless warrants to purchase 15,000,000 shares of our common stock.

On December 9, 2020, the Company entered into a Promissory Debentures with a lender in the amount of $110,000 which bear interest at eighteen (18%) percent and have a two (2) year maturity date and cashless warrants to purchase 1,000,000 shares of our common stock. The notes may be repaid in whole or in part at any time prior to maturity. The lender had advanced a total of $100,000, net of discount in the amount of $10,000 to the Company.

The balance of the promissory as of December 31, 2020 and 2019 is as follows:

	December 31,	December 31,
	2020	2019
Promissory notes payable	$5,911,692	$332,068
Less: Discount	295,091	-
Promissory notes payable, net	$5,616,601	$332,068

During the periods ending December 31, 2020 and December 31, 2019, the Company made no payments on the outstanding promissory notes, and recorded $61,561 and $0.00, respectively of interest expense and $3,676 and $0.00, respectively of debt discount amortization expense. As of December 31, 2020 and December 31, 2019, the Company had approximately $61,561 and $0.00, respectively of accrued interest. As of December 31, 2020 and December 31, 2019, the principal balance of outstanding promissory notes payable was $5,911,692 and $332,068, respectively.

Derivatives Liabilities

The Company determined that the convertible notes outstanding as of December 31, 2019 contained an embedded derivative instrument as the conversion price was based on a variable that was not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40.

The Company determined the fair values of the embedded convertible notes derivatives and tainted convertible notes using the lattice valuation model with the following assumptions:

At December 7, 2020 the Company exchanged $5,379,624 of principal, default penalty and accrued but unpaid interest on convertible notes for $5,379,624 promissory notes and cashless warrants to purchase 15,000,000 shares of our common stock which eliminated the derivative liability associated with this debt. The remaining convertible notes resulted in a small number of shares which are covered under the number of authorized common stock resulting in the elimination of the derivative liability at December 31, 2020.

December 31,
2019
Common stock issuable	266,447,568
Market value of common stock on measurement date	$0.0196
Adjusted exercise price	$0.00005-$0.0187
Risk free interest rate	1.60%
Instrument lives in years	1.00 Year
Expected volatility	575%
Expected dividend yields	None

The balance of the fair value of the derivative liability as of December 31, 2020 and 2019 is as follows:

Balance at December 31, 2018	$2,938,317
Additions	1,541,248
Fair value loss	295,863
Conversions	(44,438)
Balance at December 31, 2019	4,730,990
Additions	532,401
Fair value loss	1,233,277
Conversions	(6,496,668)
Balance at December 31, 2020	$-

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

The Convertible Series CC Preferred Stock has been classified outside of permanent equity and liabilities since it embodies a conditional obligation that the Company may settle by issuing a variable number of equity shares and the monetary value of the obligation is based on a fixed monetary amount known at inception. The Company has recorded $83,731 which represents 1,000 Series CC Convertible Preferred Stock at $83.73 per share, issued and outstanding as of December 31, 2020 and December 31, 2019, outside of permanent equity and liabilities.

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

As of December 31, 2020 and December 31, 2019, the Company has 10,869,596 and 7,960,038 common shares issued and outstanding, respectively.

Warrants

During the year ended December 31, 2020, the Company issued warrants to purchase 16,000,000 shares of common stock, at exercise prices of $0.03 per share. These warrants expire three years from issuance date. The Company recorded the fair value of the 16,000,000 warrants issued with debt at approximately $279,867 at December 31, 2020.

The following table summarizes the Company's warrant transactions during the year ended December 2020

	Number of Warrants	Weighted Average Exercise Price
Outstanding at year ended December 31, 2019	-	$-
Granted	16,000,000	0.03
Exercised	-	-
Expired	-	-
Outstanding at year ended December 31, 2020	16,000,000	$0.03

Warrants granted in the year ended December 31, 2020 were valued using the Black Scholes Model with the risk-free interest rate of 0.20%, expected life 3 years, expected dividend rate of 0% and expected volatility ranging of 411.72%.

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

As of December 31, 2020 and December 31, 2019, the Company has 50,000 and 1,000,000 preferred shares of Series AA Preferred Stock issued and outstanding.

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

As of December 31, 2020 and December 31, 2019, the Company had 279,146 preferred shares of Series BB Preferred Stock issued and outstanding.

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

As of December 31, 2020and December 31, 2019, the Company had no preferred shares of Series DD Convertible Preferred Stock issued and outstanding.

NOTE 7 – RELATED PARTY TRANSACTIONS

On March 31, 2018, the Company changed its corporate registered offices to 433 Plaza Real Suite, 275, Boca Raton, Florida 33432. The online virtual office lease is for a month to month term at $53.10 per month. Prior to March 31, 2018, the Company shared its corporate registered offices with Ajene Watson LLC at 3265 Johnson Avenue, Suite 213, Riverdale, NY 10463. The lease is for a year-to-year term. During the year ended December 31, 2020 and the year ended December 31, 2019, the Company incurred no material rent expenses. The Company has no physical office leases that required implementation of ASU 842 in the year ended December 31, 2020 to assets and liabilities.

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

NOTE 8– INCOME TAXES

Due to the Company’s net losses, there were no provisions for income taxes for the years ended December 31, 2020 and 2019. The difference between the income tax expense of zero shown in the statement of operations and pre-tax book net loss times the federal statutory rate of 21% is due to the change in the valuation allowance.

Deferred income tax assets as of December 31, 2020 and 2019 were as follows:

	December 31, 2020	December 31, 2019
Deferred Tax Assets:
Net operating losses	$1,259,107	$926,656
Less valuation allowance	(1,259,107)	(926,656)
Total deferred tax assets	$-	$-

The Company has recorded a full allowance against its deferred tax assets as of December 31, 2020 and 2019 because management determined that it is not more-likely-than not that those assets will be realized. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

For federal income tax purposes, the Company has a net operating loss carry forward of approximately $5,995,745 at December 31, 2020, which expires commencing in 2035.

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

NOTE 10 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	December 31, 2020	December 31, 2019
Computer and office equipment (5 year useful life)	$4,000	$4,000
Less: accumulated depreciation	(1,800)	(1,000)
Total property and equipment, net	$2,200	$3,000

Depreciation expense for the years ended December 31, 2020 and 2019 was $800 and $800, respectively.

NOTE 11 – OTHER ASSETS

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

On May 7, 2020, July 24, 2020 and September 17, 2020, the Company made advance payments in the amount of $175,000 to Global Stem Cells Group Inc, which was recorded as a other asset as of December 31, 2020.

NOTE 12 – SUBSEQUENT EVENTS

On January 6, 2021, the Company entered into a Promissory Debentures with a lender in the amount of $1,000,000 which bear interest at eighteen (15%) percent and have a one (1) year maturity date and cashless warrants to purchase 10,000,000 shares of our common stock, at exercise prices of $0.03 per share. The notes may be repaid in whole or in part at any time prior to maturity. The lender had advanced a total of $900,000, net of discount in the amount of $100,000 to the Company.

On March 12, 2021, Meso Numismatics Inc. entered into a Fourth Post Closing Amendment to the Assignment and Assumption Agreement originally entered into on November 27, 2019 with Global Stem Cells Group Inc., Benito Novas, and Lans Holdings Inc., which Assignment was first amended pursuant to the Post Closing Amendment to the Assignment and Assumption Agreement entered into on December 23, 2019. The Original Agreement is amended to extend the deadline to enter into the New LOI to 90 days from the execution of the Fourth Amendment and option to receive Series CC Convertible Preferred Stock granted to Lans Holdings Inc. has been extended to 90 days from the execution of the Fourth Amendment.