Form 10-Q
period 2021-03-31
MESO NUMISMATICS, INC.
filed 2021-05-17
CIK 1760026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

or

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

As of May 17, 2021, there were 10,939,600 shares outstanding of the registrant’s common stock.

 MESO NUMISMATICS, INC.

Page i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

MESO NUMISMATICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$787,674	$42,534
Total current assets	787,674	42,534
Property and equipment, net	2,000	2,200
Other assets	175,000	175,000
Total assets	$964,674	$219,734

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$363,808	$375,789
Convertible notes payable, net	148,249	148,249
Accrued interest	635,632	390,437
Total current liabilities	1,147,689	914,475

Long term liabilities
Convertible notes payable, net	19,342	14,498
Notes payable-related parties	7,800	7,800
Notes payable, net	6,210,885	5,608,801
Total liabilities	$7,385,716	$6,545,574

Preferred stock, $0.001 par value; 1,000 shares authorized as Series CC; 1,000 shares issued and outstanding for the quarter ended March 31, 2021 and the year ended December 31, 2020, respectively	83,731	83,731
Stockholders’ deficit
Preferred stock, $0.001 par value 1,050,000 shares authorized as Series AA; 50,000 shares issued and outstanding for the quarter ended March 31, 2021 and the year ended December 31, 2020, respectively	50	50
Preferred stock, $0.001 par value; 1,000,000 shares authorized as Series BB; 559,815 shares issued and 0 and 279,146 shares outstanding for the quarter ended March 31, 2021 and the year ended December 31, 2020, respectively	-	279
Common stock, $0.001 par value; 6,500,000,000 shares authorized; 12,508,142 and 12,471,910 shares issued and 10,905,828 and 10,869,596 shares outstanding for the quarter ended March 31, 2021 and the year ended December 31, 2020, respectively	10,906	10,870
Additional paid in capital	27,741,741	27,364,393
Accumulated deficit	(34,257,470)	(33,785,163)
Total stockholders’ deficit	(6,504,773)	(6,409,571)
Total liabilities and stockholders’ deficit	$964,674	$219,734

The accompanying notes are an integral part of these condensed consolidated financial statements.

MESO NUMISMATICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Revenue	$4,443	$11,320
Cost of revenue	14,790	12,119
Gross profit	(10,347)	(799)

Operating expenses
Advertising and marketing	237	44
Professional fees	113,787	12,729
Officer compensation	15,000	45,484
Depreciation expense	200	200
Investor relations	2,898	3,500
General and administrative	10,610	15,276
Total operating expenses	142,732	77,233

Other income (expense)
Interest expense	(319,228)	(438,682)
Loss on conversion of debt	-	(4,251)
Derivative financial instruments	-	(325,308)
Net income (loss)	$(472,307)	$(846,273)

Net loss per common share, basic and diluted	$(0.04)	$(0.10)

Weighted average number of common shares outstanding, basic and diluted	10,883,686	8,333,924

The accompanying notes are an integral part of these condensed consolidated financial statements.

MESO NUMISMATICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2021

(Unaudited)

	Series CC Preferred Stock		Series AA Preferred Stock		Series BB Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2020	1,000	$83,731	50,000	$50	279,146	$279	10,869,596	$10,870	$27,364,393	$(33,785,163)	$(6,409,571)
Issuance of stock for services	-	-	-	-	-	-	36,232	36	9,964	-	10,000
Cancellation of Preferred BB	-	-	-	-	(278,973)	(279)	-	-	279	-	-
Imputed interest on debt	-	-	-	-	-	-	-	-	7,975	-	7,975
Fair value of warrants	-	-	-	-	-	-	-	-	359,130	-	359,130
Net loss	-	-	-	-	-	-		-	-	(472,307)	(472,307)
Balance, March 31, 2021	1,000	$83,731	50,000	$50	173	$-	10,905,828	$10,906	$27,741,741	$(34,257,470)	$(6,504,773)

For the Three Months Ended March 31, 2020

(Unaudited)

	Series CC Preferred Stock		Series AA Preferred Stock		Series BB Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2019	1,000	$83,731	1,000,0000	$1,000	279,146	$279	7,960,038	$7,961	$20,524,380	$(27,889,477)	$(7,355,857)
Conversion of convertible debt	-	-	-	-	-	-	410,000	410	2,173	-	2,583
Loss on conversion of debt	-	-	-	-	-	-	-	-	4,251	-	4,251
Derivative settlement	-	-	-	-	-	-	-	-	7,344	-	7,344
Net loss	-	-	-	-	-	-		-	-	(846,273)	(846,273)
Balance, March 31, 2020	1,000	$83,731	1,000,000	$1,000	279,146	$279	8,370,038	$8,372	$20,538,148	$(28,735,750)	$(8,187,952)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MESO NUMISMATICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss	$(472,307)	$(846,273)
Non-cash adjustments to reconcile net loss to net cash:
Amortization of debt discount	66,058	373,876
Depreciation and amortization expense	200	200
Change in derivative liabilities	-	325,308
Shares issued for services	10,000	-
Loss on conversion of debt	-	4,251
Imputed interest on debt	7,975	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	233,213	77,956
CASH USED BY OPERATING ACTIVITIES	(154,860)	(64,682)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of debt	900,000	52,600
Repurchase of preferred stock	-	-
CASH PROVIDED BY FINANCING ACTIVITIES	900,000	52,600

Net decrease in cash	745,140	(12,082)

Cash, beginning of year	42,534	23,379

Cash, end of year	$787,674	$11,379

NON-CASH FINANCING ACTIVITIES:
Warrants discount issued on debt	$359,130	$-
Discount issued on convertible debt	$-	$53,100
Settlement of derivative discounts	$-	$7,344
Conversion of convertible debt	$-	$2,583
Preferred shares returned	$279	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

MESO NUMISMATICS, INC.

NOTES TO CONSOLDIATED FINANCIAL STATEMENTS

March 31, 2021

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

Cash and Cash Equivalents

The Company considers all highly liquid accounts with original maturities of three months or less to be cash equivalents. At March 31, 2021 and December 31, 2020, all of the Company’s cash was deposited in major banking institutions. There were no cash equivalents as of March 31, 2021 and December 31, 2020.

Inventory

The Company’s inventory is comprised of roughly 50% coins and medals and 50% paper money. The Company has a meticulous process for the acquisition and sales process for each coin item. The Company specializes in coins from the Meso region, but also acquires coins and medals from elsewhere around the world

As of March 31, 2021, the Company is working on an inventory tracking system by serial number. Until such time as an inventory tracking system exists, the inventory costs cannot be properly confirmed and written-off to cost of revenue.

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

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the three months ended March 31, 2021 and for the years ended December 31, 2020.

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

Net Earnings (Losses) Per Common Share

The Company computes earnings (loss) per share by dividing net earnings (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents may consist of shares issuable upon conversion of convertible preferred shares and convertible notes payable (calculated using the treasury stock method). Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations. As of March 31, 2021 the conversion of convertible notes would result in an additional 1,995,808 shares of common stock and exercise of warrants would result in an additional 26,000,000 shares of common stock.

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

At March 31, 2021 and December 31, 2020, the carrying amounts of the Company’s financial instruments, including cash, account payables, and accrued expenses, approximate their respective fair value due to the short-term nature of these instruments.

At March 31, 2021 and December 31, 2020, the Company does not have any assets or liabilities except for convertible notes payable required to be measured at fair value in accordance with FASB ASC Topic 820, Fair Value Measurement.

The following presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on non-recurring basis as of March 31, 2021 and December 31, 2020:

	Level 1	Level 2	Level 3	Total
March 31, 2021
Convertible Notes Payable, net of discount	$-	$167,591	$-	$167,591
Total	$-	$167,591	$-	$167,591

December 31, 2020
Convertible Notes Payable, net of discount	$-	$162,747	$-	$162,747
Total	$-	$162,747	$-	$162,747

Comprehensive Income

The Company records comprehensive income as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Other comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. As of March 31, 2021 and December 31, 2020, the Company had no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Stock Based Compensation

Stock based compensation costs are measured at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The Company determines the fair value of awards using the Black - Scholes valuation model.

New Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company has no physical office space only a month to month online virtual office lease that doesn’t required implementation of ASU 842 in the periods ended March 31, 2021 and December 31, 2020 to assets and liabilities.

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

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, resulting in an accumulated deficit of approximately $34,257,470 and negative working capital of $360,015 as of March 31, 2021 and future losses are anticipated. These factors, among others, generally tend to raise substantial doubt as to its ability to obtain additional long-term debt or equity financing in order to have the necessary resources to further design, develop and launch the website and market the Company’s new service.

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

(4)	Allocate the transaction price to each performance obligation in the contract

(5)	Recognize revenue when each performance obligation is satisfied

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the periods ended March 31, 2021 and December 31, 2020.

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

NOTE 4 – NOTES PAYABLE

Convertible Notes Payable

During 2015, the Company entered into Convertible Debentures with Digital Arts Media Network and Ajene Watson, LLC. The promissory note agreements bear interest from eight (8%) percent to ten (10%) and have a one (1) year maturity date. The notes may be repaid in whole or in part at any time prior to maturity. There are no shares of common stock issuable upon the execution of the promissory notes. The notes are convertible, at the investors’ sole discretion, into shares of common stock at variable conversion prices. As of March 31, 2021 and December 31, 2020, Digital Arts Media Network and Ajene Watson, LLC had an outstanding balance of $148,247.

From 2016 to 2018, the Company entered into several Convertible Debentures with a lender which bear interest at eight (8%) percent and have a one (1) year maturity date. The notes may be repaid in whole or in part at any time prior to maturity. There are no shares of common stock issuable upon the execution of the promissory notes. The notes are convertible, at the leaders’ sole discretion, into shares of common stock at variable conversion prices. The lender had an outstanding balance at March 31, 2021 and December 31, 2020 of $0.

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

The convertible note agreements bear no interest and have a four (4) year maturity date. The notes may be repaid in whole or in part at any time prior to maturity. There are no shares of common stock issuable upon the execution of the promissory notes. The notes are convertible, at the investors’ sole discretion, into shares of common stock at conversion price equal to the lowest bid price of the Common Stock as reported on the National Quotations Bureau OTC Markets exchange for the three prior trading days including the day upon which a Notice of Conversion is received by the Company. As of December 31, 2019, 81,043 Preferred Series BB shares were exchange for an aggregate of $97,252 convertible notes.

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
			$1,079,626.00

During the period ended March 31, 2020 and December 31, 2019, the lender converted $4,676 of principal into common stock resulting into a balance of $1,074,950. -

From January 28, 2020 to March 30, 2020, the Company entered into an aggregate of $58,410 of Convertible Debentures with a lender which bear interest of eight (8%) percent and have a one (1) year maturity date. The notes may be repaid in whole or in part at any time prior to maturity. There are no shares of common stock issuable upon the execution of the promissory notes. The notes are convertible, at the lenders’ sole discretion, into shares of common stock at variable conversion prices. The lender had advanced a total of $52,600, net of discount and attorney fees, in the amount of $5,810 to the Company.

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

These debentures are convertible, at the investors’ sole option, into common shares at the following terms:

●	a 50 percent discount to the lowest closing bid price during the 10 days immediately preceding the conversion date as reported on the National Quotations Bureau OTCQB exchange

●	a 50 percent discount to the average of the lowest traded price during the 20 days immediately preceding the conversion date as quoted by Bloomberg LP;

●	a 50 percent discount to the lowest closing bid price during the 25 days immediately preceding the conversion date as reported on the National Quotations Bureau OTCQB exchange

●	a 40 percent discount to the average of the three lowest traded price during the 20 days immediately preceding the conversion date as quoted by Bloomberg LP; or

●	either (i) a 40 percent discount to the 10 days average daily trading price immediately preceding the conversion date, or (ii) at a fixed conversion price of $0.001 per share during any time whereby the current day market price is at or less than $0.075.

The balance of the convertible as of March 31, 2021 and December 31, 2020 is as follows:

	March 31,	December 31,
	2021	2020
Convertible notes payable	$220,499	$220,499
Less: Discount	52,908	57,752
Convertible notes payable, net	$167,591	$162,747

During the periods ending March 31, 2021 and December 31, 2020 the Company received $0.00 and $526,900, respectively, from funding on new convertible notes.

During the periods ending March 31, 2021 and December 31, 2020, the Company incurred $0.00 and $9,663 losses on the conversion of convertible notes, respectively. In connection with the convertible notes, the Company recorded $3,640 and $293,568, respectively of interest expense and $4,844 and $1,842,103, respectively of debt discount amortization expense. As of March 31, 2021 and December 31, 2020, the Company had approximately $332,516 and $328,876, respectively of accrued interest.

During the periods ending March 31, 2021 and December 31, 2020, the Company made $0.00 and $25,000, respectively of payments on the outstanding convertible notes, and converted $0.00 and $14,742, respectively, of principal and interest into 0.00 and 2,909,558 shares of common stock. At December 7, 2020 the Company exchanged $5,379,624 of principal and accrued but unpaid interest on convertible notes for $5,379,624 promissory notes and cashless warrants to purchase 15,000,000 shares of our common stock. As of March 31, 2021 and December 31, 2020, the principal balance of outstanding convertible notes payable was $220,499.

Promissory Notes Payable

On November 25, 2019, Meso Numismatics Inc. pursuant to the certificate of designation of the Series BB, elected to exchange the preferred shares for other indebtedness calculated at a price per share equal to $1.20. Upon the Company’s mailing of the Exchange Agreement, the shareholder shall have the option, within 30 days of such mailing date and subject to the execution of this Agreement to receive the Indebtedness in the form of a convertible note. Should the shareholder not give the Meso Numismatics Inc. notice the Indebtedness shall automatically be issued in the form of a promissory note. The promissory note agreements bear no interest and have a four (4) year maturity date. The notes may be repaid in whole or in part at any time prior to maturity. As of December 31, 2019, 276,723 Preferred Series BB shares were exchange for an aggregate of $332,068 promissory notes.

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

The balance of the promissory as of March 31, 2021 and December 31, 2020 is as follows:

	March31,	December 31,
	2021	2020
Promissory notes payable	$6,911,692	$5,911,692
Less: Discount	693,007	295,091
Promissory notes payable, net	$6,218,685	$5,616,601

During the periods ending March 31, 2021 and December 31, 2020, the Company made no payments on the outstanding promissory notes, and recorded $241,555 and $61,561, respectively of interest expense and $61,214 and $3,676, respectively of debt discount amortization expense. As of March 31, 2021 and December 31, 2020, the Company had approximately $303,116 and $61,561, respectively of accrued interest. As of March 31, 2021 and December 31, 2020, the principal balance of outstanding promissory notes payable was $6,911,692 and $5,911,692, respectively.

Derivatives Liabilities

The Company determined that the convertible notes outstanding as of December 31, 2020 contained an embedded derivative instrument as the conversion price was based on a variable that was not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40.

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

The balance of the fair value of the derivative liability as of March 31, 2021 and December 31, 2020 is as follows:

Balance at December 31, 2019	$4,730,990
Additions	532,401
Fair value loss	1,233,277
Conversions	(6,496,668)
Balance at December 31, 2020	-
Additions	-
Fair value loss	-
Conversions	-
Balance at March 31, 2021	$-

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

The Convertible Series CC Preferred Stock has been classified outside of permanent equity and liabilities since it embodies a conditional obligation that the Company may settle by issuing a variable number of equity shares and the monetary value of the obligation is based on a fixed monetary amount known at inception. The Company has recorded $83,731 which represents 1,000 Series CC Convertible Preferred Stock at $83.73 per share, issued and outstanding as of March 31, 2021 and December 31, 2020, outside of permanent equity and liabilities.

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

On February 24, 2021, the Company issued 36,232 shares of common stock for consulting services in the amount of $10,000.

As of March 31, 2021 and December 31, 2020, the Company has 10,905,828 and 10,869,596 common shares issued and outstanding, respectively.

Warrants

During the year ended December 31, 2020, the Company issued warrants to purchase 16,000,000 shares of common stock, at exercise prices of $0.03 per share. These warrants expire three years from issuance date. The Company recorded the fair value of the 16,000,000 warrants issued with debt at approximately $279,867 at December 31, 2020 as a discount.

During the three months ended March 31, 2021, the Company issued warrants to purchase 10,000,000 shares of common stock, at exercise prices of $0.033 per share. These warrants expire three years from issuance date. The Company recorded the fair value of the 10,000,000 warrants issued with debt at approximately $359,130 at March 31, 2021 as a discount.

The following table summarizes the Company’s warrant transactions during the three months ended March 31, 2021 and year ended December 2020

	Number of Warrants	Weighted Averge Exercise Price
Outstanding at year ended December 31, 2019	-	$-
Granted	16,000,000	0.030
Exercised	-	-
Expired	-	-
Outstanding at year ended December 31, 2020	16,000,000	$0.030
Granted	10,000,000	0.033
Exercised
Expired
Outstanding at quarter ended March 31, 2021	26,000,000	$0.031

Warrants granted in the year ended December 31, 2020 were valued using the Black Scholes Model with the risk-free interest rate of 0.20%, expected life 3 years, expected dividend rate of 0% and expected volatility ranging of 411.72%.

Warrants granted in the three months ended March 31, 2021 were valued using the Black Scholes Model with the risk-free interest rate of 0.20%, expected life 3 years, expected dividend rate of 0% and expected volatility ranging of 348.64%.

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

As of March 31, 2021 and December 31, 2020, the Company has 50,000 preferred shares of Series AA Preferred Stock issued and outstanding.

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

As of December 31, 2019, 81,043 Preferred Series BB shares were exchange for an aggregate of $97,252 convertible notes and 276,723 Preferred Series BB shares were exchange for an aggregate of $332,068 promissory notes of which 78,620 were returned and cancelled and 279,146 were still outstanding at December 31, 2020. During the three months ended March 31, 2021, the remaining 279,146 were returned and cancelled.

As of March 31, 2021 and December 31, 2020, the Company had 0 and 279,146, respectively, of preferred shares of Series BB Preferred Stock issued and outstanding.

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

As of March 31, 2021 and December 31, 2020, the Company had no preferred shares of Series DD Convertible Preferred Stock issued and outstanding.

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

NOTE 9 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	March 31, 2021	December 31, 2020
Computer and office equipment (5 year useful life)	$4,000	$4,000
Less: accumulated depreciation	(2,000)	(1,800)
Total property and equipment, net	$2,000	$2,200

Depreciation expense for the three months ended March 31, 2021 and year ended December 31, 2020 was $200 and $800, respectively.

NOTE 10 – OTHER ASSETS

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

On May 7, 2020, July 24, 2020 and September 17, 2020, the Company made advance payments in the amount of $175,000 to Global Stem Cells Group Inc, which was recorded as other asset as of March 31, 2021 and December 31, 2020.

NOTE 11 – SUBSEQUENT EVENTS

On April 16, 2021, the Company issued 33,772 shares of common stock for consulting services in the amount of $10,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.   These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, cybersecurity, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further, information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

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

Results of Operations

Results of Operations for the Three Months Ended March 31, 2021 and 2020.

Below is a summary of the results of operations for the three months ended March 31, 2020 and 2020.

	For the Three Months Ended March 31,
	2021	2020	$ Change	% Change
Revenue	$4,443	$11,320	$(6,877)	-60.75%
Cost of revenue	14,790	12,119	2,671	22.04%
Gross profit	(10,347)	(799)	(9,548)	1194.99%

Operating expenses
Advertising and marketing	237	44	193	438.64%
Professional fees	113,787	12,729	101,058	793.92%
Officer compensation	15,000	45,484	(30,484)	-67.02%
Depreciation expense	200	200	-	0.00%
Investor relations	2,898	3,500	(602)	-17.20%
General and administrative	10,610	15,276	(4,666)	-30.54%
Total operating expenses	142,732	77,233	65,499	84.81%

Other income (expense)
Interest expense	(319,228)	(438,682)	119,454	-27.23%
Loss on conversion of debt	-	(4,251)	4,251	-100.00%
Derivative financial instruments	-	(325,308)	325,308	-100.00%
Net income (loss)	$(472,307)	$(846,273)	$373,966	-44.19%

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

As of March 31, 2021, the Company is working on an inventory tracking system by serial number. Until such time as an inventory tracking system exists, the inventory costs cannot be properly confirmed and written-off to cost of revenue along with the cost of grading.

Gross profit

Revenue from the sale of coins, metals and paper money for the three months ended March 31, 2021 was $4,443, compared to $11,320 of revenue for the same period in 2020. As a result of the write-off of inventory the company generated a negative 233% gross profit of $10,347 for the three months ended March 31, 2021 compared to a negative 7% gross profit of 799 for the same period in 2020. The key reason for the increase in gross profit was a result of the amount of inventory written-off in 2021 vs 2020.

Operating expenses

Operating expenses increased by 84.81% in the amount of $65,499 for the three months ended March 31, 2021, compared to the same period in 2020. Listed below are the major changes to operating expenses:

Professional fees increased by $101,058 for the three months ended March 31, 2021, compared to the same period in 2020, primarily due to audit and accounting expenses.

Officer compensation decreased by $30,484 for the three months ended March 31, 2021, compared to the same period in 2020, primarily due to the resignation of Melvin Pereira as Chief Executive Officer, Chief Financial Officer, Secretary and Director of Meso Numismatics Inc. in 2020.

Other income (expense)

Other income (expense) decreased by $449,013 for the three months ended March 31, 2021, compared to the same period in 2020, primarily as a result of the change in fair market value of the convertible notes in 2020 along with amortization of discounts.

Liquidity and Capital Resources

Since inception, the Company has financed its operations through private placements and convertible notes. The following is a summary of the cash and cash equivalents as of March 31, 2021 and December 31, 2020.

	March 31,	December 31,
	2021	2020	$ Change	% Change
Cash and cash equivalents	$787,674	$42,534	$745,140	1751.87%

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

Summary of Cash Flows

Below is a summary of the Company’s cash flows for the three months ended March 31, 2021 and 2020.

	For the Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(154,860)	$(64,682)
Net cash provided by financing activities	900,000	52,600
Net decrease in cash and cash equivalents	$745,140	$(12,082)

Operating activities

Net cash used in operating activities was $154,860 during the three months ended March 31, 2021 and consisted of a net loss of $472,307, which was offset by a net change in operating assets and liabilities of $233,213 and non-cash items of $84,233. The primary non-cash items for the three months ended March 31, 2021, consisted of amortization of debt discount of $66,058 and shares issued for services of $10,000. The significant change in operating assets and liabilities was an increase in accounts payable and accrued liabilities.

Net cash used in operating activities was $64,682 during the three months ended March 31, 2020 and consisted of a net profit of $846,273, which was offset by a net change in operating assets and liabilities of $77,956 and non-cash items of $703,635. The primary non-cash items for the three months ended March 31, 2020, consisted of amortization of debt discount of $373,876 and change in derivative liabilities of $325,308. The significant change in operating assets and liabilities was an increase in accounts payable and accrued liabilities.

Financing activities

Net cash provided by financing activities was $900,000 consisted of proceeds received from the issuance of promissory notes for the three months ended March 31, 2021, as compared to net cash provided by financing activities of $52,600 during the same period in 2020.

Going Concern

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, resulting in an accumulated deficit of approximately $34,257,470 and negative working capital of $360,015 as of March 31, 2021 and future losses are anticipated. These factors, among others, generally tend to raise substantial doubt as to its ability to obtain additional long-term debt or equity financing in order to have the necessary resources to further design, develop and launch the website and market the Company’s new service.

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

Off-Balance Sheet Arrangements

As of March 31, 2021, the Company had no off-balance sheet arrangements.

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

(4)	Allocate the transaction price to each performance obligation in the contract

(5)	Recognize revenue when each performance obligation is satisfied

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the period ended March 31, 2021 and December 31, 2020.

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

At March 31, 2021 and December 31, 2020, the carrying amounts of the Company’s financial instruments, including cash, account payables, and accrued expenses, approximate their respective fair value due to the short-term nature of these instruments.

At March 31, 2021 and December 31, 2020, the Company does not have any assets or liabilities except for derivative liabilities and convertible notes payable required to be measured at fair value in accordance with FASB ASC Topic 820, Fair Value Measurement.

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

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the three months ended March 31, 2021. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.	We have inadequate controls to ensure that information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting. Management evaluated the impact of the lack of timely communication between non–financial personnel and financial personnel on our assessment of our reporting controls and procedures and has concluded that the control deficiency represented a material weakness.

4.	Certain control procedures were unable to be verified due to performance not being sufficiently documented. As an example, some procedures requiring review of certain reports could not be verified due to there being no written documentation of such review. Management evaluated the impact of its failure to maintain proper documentation of the review process on its assessment of its reporting controls and procedures and has concluded deficiencies represented a material weakness.

5.	The Company has no formal control process related to the identification and approval of related party transactions.

To address these material weaknesses, management engaged financial consultants, performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. We have not remedied the material weaknesses as of March 31, 2021. The Company plans to take remedial action to address these weaknesses during the fiscal year ended 2021.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except the implementation of the controls identified above.

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

Item 1A.  Risk Factors

See risk factors included in our Annual Report on Form 10-K for 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 24, 2021, the Company issued 36,232 shares of common stock for consulting services in the amount of $10,000.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in Extensible Business Reporting Language (XBRL).

**	Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Dated May 17, 2021	MESO NUMISMATICS, INC.

	By:	/s/ David Christensen
David Christensen
President, Chief Executive Officer, Chief Financial Officer, Secretary and Director (Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)