Form 10-Q
period 2021-06-30
MESO NUMISMATICS, INC.
filed 2021-08-13
CIK 1760026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021

or

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

Securities registered pursuant to Section 12(b) of the Act: None

As of August 13, 2021, there were 12,032,466 shares outstanding of the registrant’s common stock.

MESO NUMISMATICS, INC.

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

MESO NUMISMATICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$10,493,363	$42,534
Note receivable	250,000	-
Total current assets	10,743,363	42,534

Property and equipment, net	1,800	2,200
Other assets	175,000	175,000
Total assets	$10,920,163	$219,734

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$81,808	$375,789
Convertible notes payable, net	148,247	148,249
Accrued interest	914,253	390,437
Total current liabilities	1,144,308	914,475

Long term liabilities
Convertible notes payable, net	24,188	14,498
Notes payable-related parties	7,800	7,800
Notes payable, net	6,359,812	5,608,801
Total liabilities	$7,536,108	$6,545,574

Preferred stock, $0.001 par value; 8,000,000 shares authorized as Series CC; 1,000 shares issued and outstanding for the quarter ended June 30, 2021 and the year ended December 31, 2020, respectively	83,731	83,731

Stockholders’ deficit
Preferred stock, $0.001 par value 1,050,000 shares authorized as Series AA; 50,000 shares issued and outstanding for the quarter ended June 30, 2021 and the year ended December 31, 2020, respectively	50	50
Preferred stock, $0.001 par value; 1,000,000 shares authorized as Series BB; 559,815 shares issued and 0 and 279,146 shares outstanding for the quarter ended June 30, 2021 and the year ended December 31, 2020, respectively	-	279
Common stock, $0.001 par value; 6,500,000,000 shares authorized; 13,634,780 and 12,471,910 shares issued and 12,032,466 and 10,869,596 shares outstanding for the quarter ended June 30, 2021 and the year ended December 31, 2020, respectively	12,033	10,870
Additional paid in capital	38,471,788	27,364,393
Accumulated deficit	(35,183,547)	(33,785,163)
Total stockholders’ deficit	3,300,324	(6,409,571)
Total liabilities and stockholders’ deficit	$10,920,163	$219,734

The accompanying notes are an integral part of these condensed consolidated financial statements.

MESO NUMISMATICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$15,769	$28,787	$20,212	$40,107
Cost of revenue	11,860	18,904	26,650	31,023
Gross profit	3,909	9,883	(6,438)	9,084

Operating expenses
Advertising and marketing	144	38	381	82
Professional fees	215,458	17,258	329,245	29,987
Officer compensation	19,099	201,852	34,099	247,336
Depreciation expense	200	200	400	400
Investor relations	17,574	743	20,472	4,243
General and administrative	5,945	2,585	16,555	17,861
Total operating expenses	258,420	222,676	401,152	299,909

Other expense
Interest expense	(440,457)	(473,867)	(759,685)	(912,549)
Loss on conversion of debt	-	(3,378)	-	(7,629)
Derivative financial instruments	-	(2,700,486)	-	(3,025,794)
Other expense	(231,109)	-	(231,109)
Net loss	$(926,077)	$(3,390,524)	$(1,398,384)	$(4,236,797)

Net loss per common share, basic and diluted	$(0.08)	$(0.39)	$(0.13)	$(0.50)

Weighted average number of common shares outstanding, basic and diluted	10,931,898	8,740,434	10,920,888	8,537,214

The accompanying notes are an integral part of these condensed consolidated financial statements.

MESO NUMISMATICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Six Months Ended June 30, 2021

(Unaudited)

	Series CC Preferred Stock		Series AA Preferred Stock		Series BB Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2020	1,000	$83,731	50,000	$50	279,146	$279	10,869,596	$10,870	$27,364,393	$(33,785,163)	$(6,409,571)
Debt settlement	-	-	-	-	-	-	1,092,866	1,093	212,016	-	213,109
Issuance of stock for services	-	-	-	-	-	-	70,004	70	19,930	-	20,000
Cancellation of Preferred BB	-	-	-	-	(279,146)	(279)	-	-	279	-	-
Imputed interest on debt	-	-	-	-	-	-	-	-	16,040	-	16,040
Fair value of warrants	-	-	-	-	-	-	-	-	10,859,130	-	10,859,130
Net loss	-	-	-	-	-	-	-	-	-	(1,398,384)	(1,398,384)
Balance, June 30, 2021	1,000	$83,731	50,000	$50	-	$-	12,032,466	$12,033	$38,471,788	$(35,183,547)	$3,300,324

For the Three Months Ended June 30, 2021

(Unaudited)

	Series CC Preferred Stock		Series AA Preferred Stock		Series BB Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, April 1, 2021	1,000	$83,731	50,000	$50	173	$-	10,905,828	$10,906	$27,741,741	$(34,257,470)	$(6,504,773)
Debt settlement	-	-	-	-	-	-	1,092,866	1,093	212,016	-	213,109
Issuance of stock for services	-	-	-	-	-	-	33,772	34	9,966	-	10,000
Cancellation of Preferred BB	-	-	-	-	(173)	-	-	-	-	-	-
Imputed interest on debt	-	-	-	-	-	-	-	-	8,065	-	8,065
Fair value of warrants	-	-	-	-	-	-	-	-	10,500,000	-	10,500,000
Net loss	-	-	-	-	-	-	-	-	-	(926,077)	(926,077)
Balance, June 30, 2021	1,000	$83,731	50,000	$50	-	$-	12,032,466	$12,033	$38,471,788	$(35,183,547)	$3,300,324

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

MESO NUMISMATICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,398,384)	$(4,236,797)
Non-cash adjustments to reconcile net loss to net cash:
Amortization of debt discount	219,829	760,192
Depreciation and amortization expense	400	400
Change in derivative liabilities	-	3,025,794
Loss on legal settlement	231,109	-
Common shares issued for services	20,000	-
Preferred shares issued for services	-	166,795
Loss on conversion of debt	-	7,629
Imputed interest on debt	16,040	17,125
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	211,835	125,152
CASH USED BY OPERATING ACTIVITIES	(699,171)	(133,710)

CASH FLOWS FROM INVESTING ACTIVITIES
Loan to acquisition target	(250,000)	-
Cash paid for deposit on acquisition	-	(50,000)
CASH USED BY FINANCING ACTIVITIES	(250,000)	(50,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of debt	11,400,000	331,900
Repurchase of preferred stock	-	(160,000)
CASH PROVIDED BY FINANCING ACTIVITIES	11,400,000	171,900

Net increase (decrease) in cash	10,450,829	(11,810)
Cash, beginning of year	42,534	23,379
Cash, end of year	$10,493,363	$11,569

NON-CASH FINANCING ACTIVITIES:
Warrants discount issued on debt	$10,859,130	$-
Preferred shares returned	$279	-
Shares issued for legal settlement	$213,109	$-
Discount issued on convertible debt	$-	$332,400
Settlement of derivative discounts	$-	$10,272
Conversion of convertible debt	$-	$5,873

The accompanying notes are an integral part of these condensed consolidated financial statements

MESO NUMISMATICS, INC.

NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS

June 30, 2021

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

On June 22, 2021, Meso Numismatics Inc. entered into a Fifth Post Closing Amendment to the Assignment and Assumption Agreement originally entered into on November 27, 2019 with Global Stem Cells Group Inc., Benito Novas, and Lans Holdings Inc.

1.	Pursuant to the terms of the Fifth Post Closing Amendment, and as full and total consideration for the Assignment and Assumption Agreement and in addition to the assumption of the New LOI and the assumption of the Assigned Debt (both terms as defined in the Assignment and Assumption Agreement), the option granted to Lans Holdings Inc. pertaining to the issuance of the Company’s Series C Preferred Stock was terminated and replaced with a cash payment as consideration, upon the following terms:

a.	The Company shall pay Lans Holdings Inc., by delivery in escrow, an amount equal to USD $8,200,000, which Cash Payment shall be used by Lans Holdings Inc. for the repurchase of all of its shares of common stock from its common shareholders.

On June 22, 2021, the Company entered into a stock purchase agreement with Global Stem Cells Group Inc and Benito Novas. Pursuant to the terms of the stock purchase agreement, the Company shall acquire 50,000,000 shares of common stock of Global Stem Cells Group Inc., representing all of the outstanding shares of Global Stem Cells Group Inc, from Benito Novas in exchange for the following:

a.	1,000,000 shares of the Company’s Series AA Super Voting Preferred Stock;

b.	8,974 shares of the Company’s Series DD Convertible Preferred Stock; and

c.	An amount equal to USD $50,000 being the balance owing to Benito Novas pursuant to the terms of the New LOI and Assignment.

The closing of the stock purchase agreement shall occur no later than August 18, 2021.

On June 22, 2021, the Company entered into a Secured Loan Agreement with an otherwise unaffiliated third-party investor, pursuant to which the Company agreed to issue to the investor a $11,600,000 face value Senior Secured Promissory Note with a $1,100,000 original issue discount, and a three year Common Stock Purchase Warrant to acquire up to 70,000,000 shares of our common stock at an exercise price of $0.10 per share, subject to adjustments.

The Senior Secured Promissory Note has a maturity date three years from the issuance date and the Company has agreed to pay interest on the unpaid principal balance of the Note at an annual compounded rate of 12% at maturity. The Senior Secured Promissory Note is secured by all of the Company’s assets.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Pure Hospitality Solutions, Inc. and Meso Numismatics Corp. All intercompany transactions have been eliminated.

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

On September 26, 2018, the Financial Industry Regulatory Authority (“FINRA”) set a market effective date for a 1:1000 reverse stock split that was approved by shareholders of record as of September 26, 2018. All share and per share information has been retroactively adjusted to give effect to the Reverse Stock Split, including the financial statements and notes thereto.

Cash and Cash Equivalents

The Company considers all highly liquid accounts with original maturities of three months or less to be cash equivalents. At June 30, 2021 and December 31, 2020, all of the Company’s cash was deposited in major banking institutions. There were no cash equivalents as of June 30, 2021 and December 31, 2020.

Inventory

The Company’s inventory is comprised of roughly 50% coins and medals and 50% paper money. The Company has a meticulous process for the acquisition and sales process for each coin item. The Company specializes in coins from the Meso region, but also acquires coins and medals from elsewhere around the world

As of June 30, 2021, the Company is working on an inventory tracking system by serial number. Until such time as an inventory tracking system exists, the inventory costs cannot be properly confirmed and written-off to cost of revenue.

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

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the six months ended June 30, 2021 and for the years ended December 31, 2020.

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

Net Earnings (Losses) Per Common Share

The Company computes earnings (loss) per share by dividing net earnings (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents may consist of shares issuable upon conversion of convertible preferred shares and convertible notes payable (calculated using the treasury stock method). Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations. As of June 30, 2021 the conversion of convertible notes would result in an additional 2,015,696 shares of common stock and exercise of warrants would result in an additional 96,000,000 shares of common stock.

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

At June 30, 2021 and December 31, 2020, the carrying amounts of the Company’s financial instruments, including cash, account payables, and accrued expenses, approximate their respective fair value due to the short-term nature of these instruments.

At June 30, 2021 and December 31, 2020, the Company does not have any assets or liabilities except for convertible notes payable required to be measured at fair value in accordance with FASB ASC Topic 820, Fair Value Measurement.

The following presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on non-recurring basis as of June 30, 2021 and December 31, 2020:

	Level 1	Level 2	Level 3	Total
June 30, 2021
Convertible Notes Payable, net of discount	$-	$172,435	$-	$172,435
Total	$-	$172,435	$-	$172,435

December 31, 2020
Convertible Notes Payable, net of discount	$-	$162,747	$-	$162,747
Total	$-	$162,747	$-	$162,747

Comprehensive Income

The Company records comprehensive income as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Other comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. As of June 30, 2021 and December 31, 2020, the Company had no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Stock Based Compensation

Stock based compensation costs are measured at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The Company determines the fair value of awards using the Black - Scholes valuation model.

New Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company has no physical office space only a month to month online virtual office lease that doesn’t required implementation of ASU 842 in the periods ended June 30, 2021 and December 31, 2020 to assets and liabilities.

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

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, resulting in an accumulated deficit of approximately $35,183,547 as of June 30, 2021 and future losses are anticipated. These factors, among others, generally tend to raise substantial doubt as to its ability to obtain additional long-term debt or equity financing in order to have the necessary resources to further design, develop and launch the website and market the Company’s new service.

In order to continue as a going concern, the Company needs to develop a reliable source of revenues, and achieve a profitable level of operations in the future and/or to obtain the necessary financing to meet its obligations arising from normal business operations when they come due.

Accordingly, the accompanying unaudited financial statements are accounted for as if the Company is a going concern and does not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or other adjustments that might be necessary should be Company be unable to continue as a going concern.

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

(4)	Allocate the transaction price to each performance obligation in the contract

(5)	Recognize revenue when each performance obligation is satisfied

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the periods ended June 30, 2021 and December 31, 2020.

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

NOTE 4 – NOTES PAYABLE

Convertible Notes Payable

During 2015, the Company entered into Convertible Debentures with Digital Arts Media Network and Ajene Watson, LLC. The promissory note agreements bear interest from eight (8%) percent to ten (10%) and have a one (1) year maturity date. The notes may be repaid in whole or in part at any time prior to maturity. There are no shares of common stock issuable upon the execution of the promissory notes. The notes are convertible, at the investors’ sole discretion, into shares of common stock at variable conversion prices. As of June 30, 2021 and December 31, 2020, Digital Arts Media Network and Ajene Watson, LLC had an outstanding balance of $148,247.

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

On November 27, 2019, Meso Numismatics Inc. entered into an Assignment and Assumption Agreement with Lans Holdings Inc., whereby Lans Holdings Inc. assigned all of its rights to, obligations and interest in a Binding Letter of Intent entered into on May 23, 2019 with Global Stem Cells Group Inc. and Benito Novas, setting forth the principal terms pursuant to which the Company will acquire 50,000,000 shares of common stock of Global Stem Cells Group Inc. to Meso Numismatics Inc. for assumption of certain Convertible Redeemable Notes issued by Lans holdings Inc. to lenders., pursuant to a securities purchase agreement.

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

These debentures are convertible, at the investors’ sole option, into common shares at the following terms:

●	a 50 percent discount to the lowest closing bid price during the 10 days immediately preceding the conversion date as reported on the National Quotations Bureau OTCQB exchange

●	a 50 percent discount to the average of the lowest traded price during the 20 days immediately preceding the conversion date as quoted by Bloomberg LP;

●	a 50 percent discount to the lowest closing bid price during the 25 days immediately preceding the conversion date as reported on the National Quotations Bureau OTCQB exchange

●	a 40 percent discount to the average of the three lowest traded price during the 20 days immediately preceding the conversion date as quoted by Bloomberg LP; or

●	either (i) a 40 percent discount to the 10 days average daily trading price immediately preceding the conversion date, or (ii) at a fixed conversion price of $0.001 per share during any time whereby the current day market price is at or less than $0.075.

The balance of the convertible notes as of June 30, 2021 and December 31, 2020 is as follows:

	June 30,	December 31,
	2021	2020
Convertible notes payable	$220,499	$220,499
Less: Discount	48,064	57,752
Convertible notes payable, net	$172,435	$162,747

During the periods ending June 30, 2021 and December 31, 2020 the Company received $0.00 and $526,900, respectively, from funding on new convertible notes.

During the periods ending June 30, 2021 and December 31, 2020, the Company incurred $0.00 and $9,663 losses on the conversion of convertible notes, respectively. In connection with the convertible notes, the Company recorded $7,320 and $293,568, respectively of interest expense and $9,688 and $1,842,103, respectively of debt discount amortization expense. As of June 30, 2021 and December 31, 2020, the Company had approximately $336,196 and $328,876, respectively of accrued interest.

During the periods ending June 30, 2021 and December 31, 2020, the Company made $0.00 and $25,000, respectively of payments on the outstanding convertible notes, and converted $0.00 and $14,742, respectively, of principal and interest into 0.00 and 2,909,558 shares of common stock. At December 7, 2020 the Company exchanged $5,379,624 of principal and accrued but unpaid interest on convertible notes for $5,379,624 promissory notes and cashless warrants to purchase 15,000,000 shares of our common stock. As of June 30, 2021 and December 31, 2020, the principal balance of outstanding convertible notes payable was $220,499.

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

At December 7, 2020 the Company exchanged $5,379,624 of principal, default penalty and accrued but unpaid interest on convertible notes for $5,379,624 promissory notes and cashless warrants to purchase 15,000,000 shares of our common stock. The Company recorded the fair value of the 15,000,000 warrants issued with debt at approximately $262,376 at December 31, 2020 as a discount.

On December 9, 2020, the Company entered into a Promissory Debentures with a lender in the amount of $110,000 which bear interest at eighteen (18%) percent and have a two (2) year maturity date and cashless warrants to purchase 1,000,000 shares of our common stock. The notes may be repaid in whole or in part at any time prior to maturity. The lender had advanced a total of $100,000, net of discount in the amount of $10,000 to the Company. The Company recorded the fair value of the 1,000,000 warrants issued with debt at approximately $17,491 at December 31, 2020 as a discount.

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

On June 22, 2021, the Company entered into a Promissory Debentures with a lender in the amount of $11,600,000 which bear interest at twelve (12%) percent and have a three (3) year maturity date and cashless warrants to purchase 70,000,000 shares of our common stock, at exercise prices of $0.10 per share. The notes may be repaid in whole or in part at any time prior to maturity. The lender had advanced a total of $10,500,000, net of discount in the amount of $1,100,000 to the Company. The Company recorded the fair value of the 70,000,000 warrants issued with debt at approximately $10,500,000 at June 30, 2021 as a discount.

The balance of the promissory as of June 30, 2021 and December 31, 2020 is as follows:

	June 30,	December 31,
	2021	2020
Promissory notes payable	$18,511,692	$5,911,692
Less: Discount	12,144,080	295,091
Promissory notes payable, net	$6,367,612	$5,616,601

During the periods ending June 30, 2021 and December 31, 2020, the Company made no payments on the outstanding promissory notes, and recorded $516,496 and $61,561, respectively of interest expense and $210,141 and $3,676, respectively of debt discount amortization expense. As of June 30, 2021 and December 31, 2020, the Company had approximately $578,057 and $61,561, respectively of accrued interest. As of June 30, 2021 and December 31, 2020, the principal balance of outstanding promissory notes payable was $18,511,692 and $5,911,692, respectively.

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

The balance of the fair value of the derivative liability as of June 30, 2021 and December 31, 2020 is as follows:

Balance at December 31, 2019	$4,730,990
Additions	532,401
Fair value loss	1,233,277
Conversions	(6,496,668)
Balance at December 31, 2020	-
Additions	-
Fair value loss	-
Conversions	-
Balance at June 30, 2021	$-

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

On July 2, 2018, the Board of Directors authorized and shareholders approved a 1 for 1,000 reverse stock splits of its issued and outstanding shares of common stock held by the holders of record as of , June 30, 2018. The below transactions have been changed to reflect the 1 for 1,000 reverse stock split.

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

2021 Transactions

On February 24, 2021, the Company issued 36,232 shares of common stock for consulting services in the amount of $10,000.

On April 16, 2021, the Company issued 33,772 shares of common stock for consulting services in the amount of $10,000.

On June 28, 2021, the Company issued 1,092,866 shares of common stock as settlement of the lawsuit with Joseph Canouse, in the amount of $213,109.

As of June 30, 2021 and December 31, 2020, the Company has 12,032,466 and 10,869,596 common shares issued and outstanding, respectively.

Warrants

During the year ended December 31, 2020, the Company issued warrants to purchase 16,000,000 shares of common stock, at exercise prices of $0.03 per share. These warrants expire three years from issuance date. The Company recorded the fair value of the 16,000,000 warrants issued with debt at approximately $279,867 at December 31, 2020 as a discount.

On January 6, 2021, the Company issued warrants to purchase 10,000,000 shares of common stock, at exercise prices of $0.033 per share. These warrants expire three years from issuance date. The Company recorded the fair value of the 10,000,000 warrants issued with debt at approximately $359,130 as a discount.

On June 22, 2021, the Company issued warrants to purchase 70,000,000 shares of common stock, at exercise prices of $0.100 per share. These warrants expire three years from issuance date. The Company recorded the fair value of the 70,000,000 warrants issued with debt at approximately $10,500,000 as a discount.

The following table summarizes the Company’s warrant transactions during the six months ended June 30, 2021 and year ended December 2020

	Number of Warrants	Weighted Average Exercise Price
Outstanding at year ended December 31, 2019	-	$-
Granted	16,000,000	0.030
Exercised	-	-
Expired	-	-
Outstanding at year ended December 31, 2020	16,000,000	$0.030
Granted	80,000,000	0.092
Exercised
Expired
Outstanding at quarter ended June 30, 2021	96,000,000	$0.081

Warrants granted in the year ended December 31, 2020 were valued using the Black Scholes Model with the risk-free interest rate of 0.20%, expected life 3 years, expected dividend rate of 0% and expected volatility ranging of 411.72%.

Warrants granted in the six months ended June 30, 2021 were valued using the Black Scholes Model with the risk-free interest rate of 0.20% to 0.44%, expected life 3 years, expected dividend rate of 0% and expected volatility ranging of 348.64% to 394.78%.

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

As of June 30, 2021 and December 31, 2020, the Company has 50,000 preferred shares of Series AA Preferred Stock issued and outstanding.

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

As of June 30, 2021 and December 31, 2020, the Company had 0 and 279,146, respectively, of preferred shares of Series BB Preferred Stock issued and outstanding.

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

As of June 30, 2021 and December 31, 2020, the Company had no preferred shares of Series DD Convertible Preferred Stock issued and outstanding.

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

On June 23, 2021, the Company entered into settlement agreement of the Joseph Canouse lawsuit for consideration of $300,000 in cash and 1,092,866 shares of common stock in the amount of $213,109. The $513,109 settlement was offset by the $282,500 which was recorded in accounts payable as of December 31, 2017 resulting in expense of $231,109 during the six months ended June 30, 2021.

NOTE 9 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	June 30, 2021	December 31, 2020
Computer and office equipment (5 year useful life)	$4,000	$4,000
Less: accumulated depreciation	(2,200)	(1,800)
Total property and equipment, net	$1,800	$2,200

Depreciation expense for the six months ended June 30, 2021 and year ended December 31, 2020 was $400 and $800, respectively.

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

On May 7, 2020, July 24, 2020 and September 17, 2020, the Company made advance payments in the amount of $175,000 to Global Stem Cells Group Inc, which was recorded as other asset as of June 30, 2021 and December 31, 2020.

NOTE 11 – NOTE RECEIVABLE

On June 29, 2021, the Company entered into a Promissory Note with Global Stem Cells Group Inc. in the amount of $250,000 which bear interest at ten (10%) percent in the event of default and have a one (1) year maturity date.

NOTE 12 – SUBSEQUENT EVENTS

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

Results of Operations

Results of Operations for the Three Months Ended June 30, 2021 and 2020.

Below is a summary of the results of operations for the three months ended June 30, 2021 and 2020.

	For the Three Months Ended June 30,
	2021	2020	$ Change	% Change
Revenue	$15,769	$28,787	$(13,018)	-45.22%
Cost of revenue	11,860	18,904	(7,044)	-37.26%
Gross profit	3,909	9,883	(5,974)	-60.45%

Operating expenses
Advertising and marketing	144	38	106	278.95%
Professional fees	215,458	17,258	198,200	1148.45%
Officer compensation	19,099	201,852	(182,753)	-90.54%
Depreciation expense	200	200	-	0.00%
Investor relations	17,574	743	16,831	2265.28%
General and administrative	5,945	2,585	3,360	129.98%
Total operating expenses	258,420	222,676	35,744	16.05%

Other income (expense)
Interest expense	(440,457)	(473,867)	33,410	-7.05%
Loss on conversion of debt	-	(3,378)	3,378	-100.00%
Derivative financial instruments	-	(2,700,486)	2,700,486	-100.00%
Other expense	(231,109)	-	(231,109)	0.00%
Net income (loss)	$(926,077)	$(3,390,524)	$2,464,447	-72.69%

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

As of June 30, 2021, the Company is working on an inventory tracking system by serial number. Until such time as an inventory tracking system exists, the inventory costs cannot be properly confirmed and written-off to cost of revenue along with the cost of grading.

Gross profit

Revenue from the sale of coins, metals and paper money for the three months ended June 30, 2021 was $15,769, compared to $28,787 of revenue for the same period in 2020. As a result of the write-off of inventory the company generated a 25% gross profit of $3,909 for the three months ended June 30, 2021 compared to a 34% gross profit of 9,883 for the same period in 2020. The key reason for the decrease in gross profit was a result of the amount of inventory written-off in 2021 vs 2020.

Operating expenses

Operating expenses increased by 16.05% in the amount of $35,744 for the three months ended June 30, 2021, compared to the same period in 2020. Listed below are the major changes to operating expenses:

Professional fees increased by $198,200 for the three months ended June 30, 2021, compared to the same period in 2020, primarily due to $95,000 in legal, $66,000 in consulting and $37,000 in audit and accounting expenses.

Officer compensation decreased by $182,753 for the three months ended June 30, 2021, compared to the same period in 2020, primarily due to the resignation of Melvin Pereira as Chief Executive Officer, Chief Financial Officer, Secretary and Director of Meso Numismatics Inc. in 2020 and the issuance of 50,000 shares of Preferred Series AA shares to Dave Christensen in 2020.

Other expense

Other expense decreased by $2,506,165 for the three months ended June 30, 2021, compared to the same period in 2020, primarily as a result of the change in fair market value of the convertible notes in 2020 along with amortization of discounts offset by settlement of lawsuit in 2021.

Net Loss

We recorded a net loss of $926,077 for the three months ended June 30, 2021, as compared with a net loss of $3,390,524 for the same period ended June 30, 2020.

Results of Operations for the Six Months Ended June 30, 2021 and 2020.

Below is a summary of the results of operations for the six months ended June 30, 2021 and 2020.

	For the Six Months Ended June 30,
	2021	2020	$ Change	% Change
Revenue	$20,212	$40,107	$(19,895)	-49.60%
Cost of revenue	26,650	31,023	(4,373)	-14.10%
Gross profit	(6,438)	9,084	(15,522)	-170.87%

Operating expenses
Advertising and marketing	381	82	299	364.63%
Professional fees	329,245	29,987	299,258	997.96%
Officer compensation	34,099	247,336	(213,237)	-86.21%
Depreciation expense	400	400	-	0.00%
Investor relations	20,472	4,243	16,229	382.49%
General and administrative	16,555	17,861	(1,306)	-7.31%
Total operating expenses	401,152	299,909	101,243	33.76%

Other income (expense)
Interest expense	(759,685)	(912,549)	152,864	-16.75%
Loss on conversion of debt	-	(7,629)	7,629	-100.00%
Derivative financial instruments	-	(3,025,794)	3,025,794	-100.00%
Other expense	(231,109)	-	(231,109)	0.00%
Net income (loss)	$(1,398,384)	$(4,236,797)	$2,838,413	-66.99%

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

As of June 30, 2021, the Company is working on an inventory tracking system by serial number. Until such time as an inventory tracking system exists, the inventory costs cannot be properly confirmed and written-off to cost of revenue along with the cost of grading.

Gross profit

Revenue from the sale of coins, metals and paper money for the six months ended June 30, 2021 was $20,212, compared to $40,107 of revenue for the same period in 2020. As a result of the write-off of inventory the company generated a 32% negative gross profit of $6,438 for the six months ended June 30, 2021 compared to a 23% gross profit of 9,084 for the same period in 2020. The key reason for the decrease in gross profit was a result of the amount of inventory written-off in 2021 vs 2020.

Operating expenses

Operating expenses increased by 33.76% in the amount of $101,243 for the six months ended June 30, 2021, compared to the same period in 2020. Listed below are the major changes to operating expenses:

Professional fees increased by $329,245 for the six months ended June 30, 2021, compared to the same period in 2020, primarily due to $103,000 in legal, $107,000 in consulting and $85,000 in audit and accounting expenses.

Officer compensation decreased by $213,237 for the six months ended June 30, 2021, compared to the same period in 2020, primarily due to the resignation of Melvin Pereira as Chief Executive Officer, Chief Financial Officer, Secretary and Director of Meso Numismatics Inc. in 2020 and the issuance of 50,000 shares of Preferred Series AA shares to Dave Christensen in 2020.

Other expense

Other expense decreased by $2,955,178 for the six months ended June 30, 2021, compared to the same period in 2020, primarily as a result of the change in fair market value of the convertible notes in 2020 along with amortization of discounts offset by settlement of lawsuit in 2021.

Net Loss

We recorded a net loss of $1,398,384 for the six months ended June 30, 2021, as compared with a net loss of $4,236,797 for the same period ended June 30, 2020.

Liquidity and Capital Resources

Since inception, the Company has financed its operations through private placements and convertible notes. The following is a summary of the cash and cash equivalents as of June 30, 2021 and December 31, 2020.

	March 31,	December 31,
	2021	2020	$ Change	% Change
Cash and cash equivalents	$10,493,363	$42,534	$10,450,829	24570.53%

Summary of Cash Flows

Below is a summary of the Company’s cash flows for the six months ended June 30, 2021 and 2020.

	For the Six Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(699,171)	$(133,710)
Net cash used by investing activities	(250,000)	(50,000)
Net cash provided by financing activities	11,400,000	171,900
Net decrease in cash and cash equivalents	$10,450,829	$(11,810)

Operating activities

Net cash used in operating activities was $699,171 during the six months ended June 30, 2021 and consisted of a net loss of $1,398,384, which was offset by a net change in operating assets and liabilities of $229,834 and non-cash items of $469,378. The primary non-cash items for the six months ended June 30, 2021, consisted of amortization of debt discount of $219,829 and shares issued for services and settlement of debt of $233,109. The significant change in operating assets and liabilities was an increase in accounts payable and accrued liabilities.

Net cash used in operating activities was $133,710 during the six months ended June 30, 2020 and consisted of a net profit of $4,236,797, which was offset by a net change in operating assets and liabilities of $125,152 and non-cash items of $3,977,935. The primary non-cash items for the six months ended June 30, 2020, consisted of amortization of debt discount of $760,192 and change in derivative liabilities of $3,025,794. The significant change in operating assets and liabilities was an increase in accounts payable and accrued liabilities.

Investing activities

Net cash provided by investing activities was $250,000 consisted of cash to Global Stem Cells Group Inc. during the six months ended June 30, 2021, as compared to net cash paid for deposit on acquisition of $50,000 during the same period in 2020.

Financing activities

Net cash provided by financing activities was $11,400,000 and consisted of proceeds received from the issuance of a secured promissory note for the six months ended June 30, 2021, as compared to net cash provided by financing activities of $171,900 during the same period in 2020, which consisted of proceeds received from the issuance of promissory notes of $331,900 offset by $160,000 from repurchase of preferred stock.

On June 22, 2021, the Company entered into a Secured Loan Agreement with an otherwise unaffiliated third-party investor, pursuant to which the Company agreed to issue to the investor a $11,600,000 face value Senior Secured Promissory Note with a $1,100,000 original issue discount, and a three year Common Stock Purchase Warrant to acquire up to 70,000,000 shares of our common stock at an exercise price of $0.10 per share, subject to adjustments.

The Senior Secured Promissory Note has a maturity date three years from the issuance date and the Company has agreed to pay interest on the unpaid principal balance of the Note at an annual compounded rate of 12% at maturity. The Senior Secured Promissory Note is secured by all of the Company’s assets.

Going Concern

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, resulting in an accumulated deficit of approximately $35,183,547 as of June 30, 2021 and future losses are anticipated. These factors, among others, generally tend to raise substantial doubt as to its ability to obtain additional long-term debt or equity financing in order to have the necessary resources to further design, develop and launch the website and market the Company’s new service.

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

Off-Balance Sheet Arrangements

As of June 30, 2021, the Company had no off-balance sheet arrangements.

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

(4)	Allocate the transaction price to each performance obligation in the contract

(5)	Recognize revenue when each performance obligation is satisfied

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the period ended June 30, 2021 and December 31, 2020.

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

At June 30, 2021 and December 31, 2020, the carrying amounts of the Company’s financial instruments, including cash, account payables, and accrued expenses, approximate their respective fair value due to the short-term nature of these instruments.

At June 30, 2021 and December 31, 2020, the Company does not have any assets or liabilities except for derivative liabilities and convertible notes payable required to be measured at fair value in accordance with FASB ASC Topic 820, Fair Value Measurement.

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

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the six months ended June 30, 2021. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.	We have inadequate controls to ensure that information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting. Management evaluated the impact of the lack of timely communication between non–financial personnel and financial personnel on our assessment of our reporting controls and procedures and has concluded that the control deficiency represented a material weakness.

4.	Certain control procedures were unable to be verified due to performance not being sufficiently documented. As an example, some procedures requiring review of certain reports could not be verified due to there being no written documentation of such review. Management evaluated the impact of its failure to maintain proper documentation of the review process on its assessment of its reporting controls and procedures and has concluded deficiencies represented a material weakness.

5.	The Company has no formal control process related to the identification and approval of related party transactions.

To address these material weaknesses, management engaged financial consultants, performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. We have not remedied the material weaknesses as of June 30, 2021. The Company plans to take remedial action to address these weaknesses during the fiscal year ended 2021.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except the implementation of the controls identified above.

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

On June 23, 2021, the Company entered into settlement agreement of the Joseph Canouse lawsuit for consideration of $300,000 in cash and 1,092,866 shares of common stock in the amount of $213,109. The $513,109 settlement was offset by the $282,500 which was recorded in accounts payable as of December 31, 2017 resulting in expense of $231,109 during the six months ended June 30, 2021.

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

On June 26, 2020, the Company completed the repurchase of 1,000,000 shares of its Series AA (“Series AA”) Super Voting Preferred Stock, representing all of the Series AA shares held by E-Network de Costa Rica S.A. and S&M Chuah Enterprises Ltd., respectively. The Company has cancelled said shares (“Cancellation”). Following such Cancellation, the Company has 50,000 shares of Series AA remaining issued and outstanding, which shares are held by Mr. David Christensen.

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

On June 28, 2021, the Company issued 1,092,866 shares of common stock as settlement of the lawsuit with Joseph Canouse, in the amount of $213,109.

During the year ended December 31, 2020, the Company issued warrants to purchase 16,000,000 shares of common stock, at exercise prices of $0.03 per share. These warrants expire three years from issuance date.

During the six months ended June 30, 2021, the Company issued warrants to purchase 80,000,000 shares of common stock, at weighted average exercise prices of $0.092 per share. These warrants expire three years from issuance date.

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

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

N/A

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit
31.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted in Extensible Business Reporting Language (XBRL).
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

**	Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Dated August 13, 2021	MESO NUMISMATICS, INC.

	By:	/s/ David Christensen
David Christensen
President, Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)