Form 10-Q
period 2021-09-30
MESO NUMISMATICS, INC.
filed 2021-12-22
CIK 1760026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

or

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

As of December 20, 2021, there were 12,032,466 shares outstanding of the registrant’s common stock.

MESO NUMISMATICS, INC.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MESO NUMISMATICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,528,892	$42,534
Restricted cash	8,200,000	-
Accounts receivable, net	38,669	-
Prepaid expenses	7,000	-
Total current assets	10,774,561	42,534
Property and equipment, net	25,835	2,200
Other assets	-	175,000
Intangible assets, net	476,209	-
Goodwill	5,788,835	-
Total assets	$17,065,440	$219,734

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$225,481	$375,789
Stock payable	251,536	-
Accrued interest	1,513,675	390,437
Due to related party	8,200,000	-
Convertible notes payable, net	148,247	148,249
Notes payable	7,179	-
Total current liabilities	10,346,118	914,475

Long term liabilities
Convertible notes payable, net	29,085	14,498
Notes payable-related parties	7,800	7,800
Notes payable, net	12,191,017	5,608,801
Total liabilities	$22,574,020	$6,545,574
Commitments and contingencies

Preferred stock, $0.001 par value; 8,000,000 shares authorized as Series CC; 1,000 shares issued 0 and 1,000 shares outstanding for the quarter ended September 30, 2021 and the year ended December 31, 2020, respectively	-	83,731

Stockholders’ deficit
Preferred stock, $0.001 par value 1,050,000 shares authorized as Series AA; 1,050,000 shares issued 1,050,000 and 50,000 shares outstanding for the quarter ended September 30, 2021 and the year ended December 31, 2020, respectively	1,050	50
Preferred stock, $0.001 par value; 1,000,000 shares authorized as Series BB; 559,815 shares issued and 0 and 279,146 shares outstanding for the quarter ended September 30, 2021 and the year ended December 31, 2020, respectively	-	279
Preferred stock, $0.001 par value; 10,000 shares authorized as Series DD; 9,422 and 0 shares issued and outstanding for the quarter ended September 30, 2021 and the year ended December 31, 2020, respectively	10	-
Common stock, $0.001 par value; 6,500,000,000 shares authorized; 13,634,780 and 12,471,910 shares issued and 12,032,466 and 10,869,596 shares outstanding for the quarter ended September 30, 2021 and the year ended December 31, 2020, respectively	12,033	10,870
Additional paid in capital	39,577,315	27,364,393
Accumulated deficit	(45,098,988)	(33,785,163)
Total stockholders’ deficit	(5,508,580)	(6,409,571)
Total liabilities and stockholders’ deficit	$17,065,440	$219,734

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MESO NUMISMATICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$165,042	$12,280	$185,254	$52,387
Cost of revenue	88,520	10,420	115,170	41,443
Gross profit	76,522	1,860	70,084	10,944

Operating expenses
Advertising and marketing	22,351	72	22,732	154
Professional fees	336,299	32,494	665,544	62,481
Officer compensation	518,833	10,000	552,932	257,336
Depreciation and amortization	12,947	200	13,347	600
Investor relations	32,574	4,180	53,046	8,423
General and administrative- related party	8,116,269	-	8,116,269	-
General and administrative	52,651	3,557	69,206	21,418
Total operating expenses	9,091,924	50,503	9,493,076	350,412

Other expense
Interest expense	(900,039)	(549,067)	(1,659,724)	(1,461,616)
Loss on conversion of debt	-	-	-	(7,629)
Loss on change in fair value of derivative financial instruments	-	(6,811,021)	-	(9,836,815)
Other expense	-	-	(231,109)	-
Net loss	$(9,915,441)	$(7,408,731)	$(11,313,825)	$(11,645,528)

Net loss per common share, basic and diluted	$(0.82)	$(0.75)	$(1.00)	$(1.29)

Weighted average number of common shares outstanding, basic and diluted	12,032,466	9,930,786	11,295,486	9,005,129

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MESO NUMISMATICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Nine Months Ended September 30, 2021

(Unaudited)

	Series CC		Series AA		Series BB		Series DD
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2020	1,000	$83,731	50,000	$50	279,146	$279	-	$-	10,869,596	$10,870	$27,364,393	$(33,785,163)	$(6,409,571)
Debt settlement	-	-	-	-	-	-	-	-	1,092,866	1,093	212,016	-	213,109
Issuance of common stock for services	-	-	-	-	-	-	-	-	70,004	70	19,930	-	20,000
Issuance of preferred series DD for services-related party	-	-	-	-	-	-	448	1	-	-	251,535	-	251,536
Cancellation of preferred series BB	-	-	-	-	(279,146)	(279)	-	-	-	-	279	-	-
Cancellation of preferred series CC-related party	(1,000)	(83,731)	-	-	-	-	-	-	-	-	-	-	-
Issuance of preferred series AA for acquisition of Global Stem Cell Group, Inc.	-	-	1,000,000	1,000	-	-	-	-	-	-	962,866	-	963,866
Issuance of preferred series DD for acquisition of Global Stem Cell Group, Inc.	-	-	-	-	-	-	8,974	9	-	-	5,038,567	-	5,038,576
Imputed interest on debt	-	-	-	-	-	-	-	-	-	-	24,192	-	24,192
Fair value of warrants	-	-	-	-	-	-	-	-	-	-	5,703,537	-	5,703,537
Net income (Loss)	-	-	-	-	-	-	-		-	-	-	(11,313,825)	(11,313,825)
Balance, September 30, 2021	-	$-	1,050,000	$1,050	-	$-	9,422	$10	12,032,466	$12,033	$39,577,315	$(45,098,988)	$(5,508,580)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MESO NUMISMATICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Three Months Ended September 30, 2021

(Unaudited)

	Series CC		Series AA		Series BB		Series DD
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock			Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount	Capital	Deficit	Total
Balance, July 1, 2021	1,000	$83,731	50,000	$50	-	$-		$		12,032,466	$12,033	$33,316,195	$(35,183,547)	$(1,855,269)
Issuance of preferred series DD for services-related party	-	-	-	-	-	-	448		1	-	-	251,535	-	251,536
Cancellation of preferred series CC-related party	(1,000)	(83,731)	-	-	-	-	-		-	-	-	-	-	-
Issuance of preferred series AA for acquisition of Global Stem Cell Group, Inc.	-	-	1,000,000	1,000	-	-	-		-	-	-	962,866	-	963,866
Issuance of preferred series DD for acquisition of Global Stem Cell Group, Inc.	-	-	-	-	-	-	8974		9	-	-	5,038,567	-	5,038,576
Imputed interest on debt	-	-	-	-	-	-	-		-	-	-	8,152	-	8,152
Net income (Loss)	-	-	-	-	-	-	-		-	-	-	-	(9,915,441)	(9,915,441)
Balance, September 30, 2021	-	$-	1,050,000	$1,050	-	$-	9,422		10	12,032,466	$12,033	$39,577,315	$(45,098,988)	$(5,508,580)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MESO NUMISMATICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Nine Months Ended September 30, 2020

(Unaudited)

	Series CC Preferred Stock		Series AA Preferred Stock		Series BB Preferred Stock		Series DD Preferred Stock		Common Stock		Additional Paid In	Stock	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total
Balance, December 31, 2019	1,000	$83,731	1,000,000	$1,000	279,146	$279			7,960,038	$7,961	$20,524,380	$-	$(27,889,477)	$(7,355,857)
Conversion of convertible debt	-	-	-	-	-	-			2,118,454	2,119	7,876	-	-	9,995
Repurchase of Preferred Series AA	-	-	(1,000,000)	(1,000)	-	-			-	-	(159,000)	-	-	(160,000)
Grant of Preferred Series AA for services	-	-	-	-	-	-			-	-	-	166,795	-	166,795
Imputed interest on debt	-	-	-	-	-	-			-	-	25,782	-	-	25,782
Loss on conversion of stock	-	-	-	-	-	-			-	-	7,629	-	-	7,629
Derivative settlement	-	-	-	-	-	-			-	-	16,460	-	-	16,460
Net income (Loss)	-	-	-	-	-	-			-	-	-	-	(11,645,528)	(11,645,528)
Balance, September 30, 2020	1,000	$83,731	-	$-	279,146	$279	-	$-	10,078,492	$10,080	$20,423,127	$166,795	$(39,535,005)	$(18,934,724)

For the Three Months Ended September 30, 2020

	Series CC Preferred Stock		Series AA Preferred Stock		Series BB Preferred Stock		Series DD Preferred Stock		Common Stock		Additional Paid In	Stock	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total
Balance, July 1, 2020	1,000	$83,731	-	$-	279,146	$279			9,172,563	$9,174	$20,405,066	$166,795	$(32,126,274)	$(11,544,960)
Conversion of convertible debt	-	-	-	-	-	-			905,929	906	3,216	-	-	4,122
Imputed interest on debt	-	-	-	-	-	-			-	-	8,657	-	-	8,657
Derivative settlement	-	-	-	-	-	-			-	-	6,188	-	-	6,188
Net income (Loss)	-	-	-	-	-	-			-	-	-	-	(7,408,731)	(7,408,731)
Balance, September 30, 2020	1,000	$83,731	-	$-	279,146	$279	-	$-	10,078,492	$10,080	$20,423,127	$166,795	$(39,535,005)	$(18,934,724)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MESO NUMISMATICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,313,825)	$(11,645,528)
Non-cash adjustments to reconcile net loss to net cash:
Amortization of debt discount	500,338	1,217,759
Depreciation and amortization expense	13,347	600
Change in derivative liabilities	-	9,836,815
Loss on legal settlement	213,109	-
Common shares issued for services	20,000	-
Preferred shares issued for services	251,536	166,795
Loss on conversion of debt	-	7,629
Imputed interest on debt	24,192	25,782
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	806,467	164,342
Stock payable	251,536	-
Due to related party	8,116,269	-
Prepaid expenses	(7,000)	-
Accounts receivable	(5,804)	-
CASH USED IN OPERATING ACTIVITIES	(1,129,835)	(225,806)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in business combination, net of cash paid	666,647	(175,000)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	666,647	(175,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of debt	11,400,000	596,900
Proceeds from note receivable	(250,000)	-
Principle payment on debt	(454)	-
Repurchase of preferred stock	-	(160,000)
CASH PROVIDED BY FINANCING ACTIVITIES	11,149,546	436,900
Net increase in cash and cash equivalents and restricted cash	10,686,358	36,094
Cash and cash equivalents and restricted cash, beginning of year	42,534	23,379

Cash and cash equivalents and restricted cash, end of period	$10,728,892	$59,473

Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH FINANCING ACTIVITIES:
Warrants discount issued on debt	$5,703,537	$-
Preferred series BB shares returned	$279	$-
Common shares issued for legal settlement	$213,109	$-
Cancellation of preferred series CC	$83,731	$-
Issuance of preferred series AA for acquisition	$963,866	$-
Issuance of preferred series DD for acquisition	$5,038,576	$-
Deposit on acquisition	$175,000	$-
Original issue discount on convertible debt and promissory notes	$1,200,000	$532,400
Settlement of derivative discounts	$-	$16,460
Conversion of convertible debt	$-	$9,995

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MESO NUMISMATICS, INC.

NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS

September 30, 2021

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

Meso Numismatics, Inc. maintains an online store with eBay (www.mesocoins.com) and participates in live auctions with major companies such as Heritage Auctions, Stacks Bowers Auctions and Lyn Knight Auctions.

The acquisition was complete on August 4, 2017 following the Company issuance of 25,000 shares of Series BB preferred stock to Meso to acquire one hundred (100%) percent of Meso’s common stock. The Company accounted for the acquisition as common control, as Melvin Pereira, the CEO and principal shareholder of the Company controlled, operated and owned both companies. On November 16, 2016, the date of the Merger Agreement and June 30, 2017, the date of the Debt Settlement Agreement, Melvin Pereira, CEO of Pure Hospitality Solutions, owned 100% of the stock of Meso Numismatics, Inc. Pure Hospitality Solutions, Inc. and Meso Numismatics, Inc. first came under common control on June 30, 2017.

On September 4, 2017, the Company decided to suspend its booking operations, Oveedia, to focus on continuing to build its numismatic business, Meso Numismatics. Inc. The Company did, however, use its footprint within the Latin American region to expand Meso Numismatics, Inc. at a much quicker rate.

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

On November 27, 2019, Meso Numismatics, Inc. entered into an Assignment and Assumption Agreement with Lans Holdings Inc., whereby Lans Holdings Inc. assigned all of its rights to, obligations and interest in a Binding Letter of Intent entered into on May 23, 2019 with Global Stem Cells Group Inc. and Benito Nova, setting forth the principal terms pursuant to which the Company will acquire 50,000,000 shares of common stock of Global Stem Cells Group Inc.

In consideration for the Assignment, Meso Numismatics, Inc. shall:

●	Assume certain Convertible Redeemable Notes issued by Lans Holdings Inc. to a lender, pursuant to the Assignment and Assumption Agreement and subject to any pre-existing defaults under the Notes, Meso Numismatics, Inc. reissued an aggregate of $1,079,626 of Convertible Redeemable Notes to the lender which bear interest at a rate varying from ten (10%) to fifteen (15%) percent, and have a one (1) year maturity date.

●	Issue to Lans Holdings Inc. 1,000 shares of its Series CC Convertible Preferred Stock valued at $83,731 calculated based on conversion provision of the Company’s Articles of Incorporation filed with the Secretary of State in Nevada on November 26, 2019. Shareholders of outstanding shares of Series CC Convertible Preferred Stock shall be entitled to convert part or all of its shares of Series CC Convertible Preferred Stock into a number of fully paid and nonassessable shares of common stock at a price per share determined by dividing the number of issued and outstanding shares of stock of the Company on the date of conversion by 1,000 and multiply the results by 0.8 conversion price.

The consideration for the assignment of $1,163,357, consisting of an aggregate of $1,079,626 of Convertible Redeemable Notes assumed from Lans Holdings Inc. and 1,000 shares of its Series CC Convertible Preferred Stock valued at $83,731 issued to Lans Holdings Inc was recorded as compensation expense.

On November 27, 2019, and in connection with the execution of the Assignment, the Company’s Board of Directors appointed Mr. David Christensen, former director and CEO of Lans Holdings Inc., to serve as director and president of the Company.

On December 23, 2019, Meso Numismatics, Inc. entered into the Post Closing Amendment to the Assignment and Assumption Agreement originally entered into on November 27, 2019 with Global Stem Cells Group Inc., Benito Novas, and Lans Holdings Inc., whereby the Original Agreement is amended to extend the deadline to enter into the New LOI to 120 days from the execution of the Post Closing Amendment and option to receive Series CC Convertible Preferred Stock granted to Lans Holdings Inc. has been extended to 120 days from the execution of the Post Closing Amendment.

On April 22, 2020, Meso Numismatics, Inc. entered into a Second Post Closing Amendment to the Assignment and Assumption Agreement originally entered into on November 27, 2019 with Global Stem Cells Group Inc., Benito Novas, and Lans Holdings Inc., which Assignment was first amended pursuant to the Post Closing Amendment to the Assignment and Assumption Agreement entered into on December 23, 2019. The Original Agreement is amended to extend the deadline to enter into the New LOI to 150 days from the execution of the Second Amendment and option to receive Series CC Convertible Preferred Stock granted to Lans Holdings Inc. has been extended to 150 days from the execution of the Second Amendment.

On June 25, 2020, Mr. Martin Chuah submitted his resignation as Director of the Company, effective June 26, 2020. There are no disagreements between Mr. Chuah and Meso Numismatics, Inc. on any matter relating to its operations, policies or practices.

On June 26, 2020, Meso Numismatics, Inc. completed the repurchase of 1,000,000 shares of its Series AA (“Series AA”) Super Voting Preferred Stock, representing all of the Series AA shares held by E-Network de Costa Rica S.A. and S&M Chuah Enterprises Ltd., respectively.

On June 26, 2020, Mr. Melvin Pereira submitted his resignation as Chief Executive Officer, Chief Financial Officer, Secretary and Director of Meso Numismatics, Inc., effective June 26, 2020. There are no disagreements between Mr. Pereira and Meso Numismatics, Inc. on any matter relating to its operations, policies or practices.

On June 26, 2020, due to Mr. Pereira’s resignation, Meso Numismatics, Inc.’s Board of Directors appointed Mr. David Christensen, current Director and President of the Company, to serve as Chief Executive Officer, Chief Financial Officer and Secretary, effective June 27, 2020 and granted 50,000 shares of Series AA to Mr. David Christensen.

On September 16, 2020, Meso Numismatics, Inc. entered into a Third Post Closing Amendment to the Assignment and Assumption Agreement originally entered into on November 27, 2019 with Global Stem Cells Group Inc., Benito Novas, and Lans Holdings Inc., which Assignment was first amended pursuant to the Post Closing Amendment to the Assignment and Assumption Agreement entered into on December 23, 2019. The Original Agreement is amended to extend the deadline to enter into the New LOI to 180 days from the execution of the Third Amendment and option to receive Series CC Convertible Preferred Stock granted to Lans Holdings Inc. has been extended to 180 days from the execution of the Third Amendment.

On March 12, 2021, Meso Numismatics, Inc. entered into a Fourth Post Closing Amendment to the Assignment and Assumption Agreement originally entered into on November 27, 2019 with Global Stem Cells Group Inc., Benito Novas, and Lans Holdings Inc., which Assignment was first amended pursuant to the Post Closing Amendment to the Assignment and Assumption Agreement entered into on December 23, 2019. The Original Agreement is amended to extend the deadline to enter into the New LOI to 90 days from the execution of the Fourth Amendment and option to receive Series CC Convertible Preferred Stock granted to Lans Holdings Inc. has been extended to 90 days from the execution of the Fourth Amendment.

On June 22, 2021, Meso Numismatics, Inc. entered into a Fifth Post Closing Amendment to the Assignment and Assumption Agreement originally entered into on November 27, 2019 with Global Stem Cells Group Inc., Benito Novas, and Lans Holdings Inc.

1.	Pursuant to the terms of the Fifth Post Closing Amendment, and as full and total consideration for the Assignment and Assumption Agreement and in addition to the assumption of the New LOI and the assumption of the Assigned Debt (both terms as defined in the Assignment and Assumption Agreement ), the option granted to Lans Holdings Inc. pertaining to the issuance of the Company’s Series CC Convertible Preferred Stock was terminated and replaced with a cash payment as consideration, upon the following terms:

a.	The Company shall pay Lans Holdings Inc., by delivery in escrow, an amount equal to USD $8,200,000, which Cash Payment shall be used by Lans Holdings Inc. for the repurchase of all of its shares of common stock from its common shareholders.

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

On June 22, 2021, Meso Numismatics, Inc. entered into a Secured Loan Agreement with an otherwise unaffiliated third-party investor, pursuant to which Meso Numismatics, Inc. agreed to issue to the Investor a $11,600,000 face value Senior Secured Promissory Note with a $1,100,000 original issue discount, and a three year Common Stock Purchase Warrant to acquire up to 70,000,000 shares of our common stock at an exercise price of $0.10 per share, subject to adjustments.

On August 18, 2021, Meso Numismatics, Inc., completed its acquisition of Global Stem Cells Group Inc., through a Stock Purchase Agreement acquiring all the outstanding capital stock of Global Stem Cells Group Inc and paid the purchase price of a total of 1,000,000 shares of Series AA Preferred Stock in the Company, 8,974 shares of Series DD Preferred Stock in the Company and $225,000 USD (the final payment of $50,000 was made on July 2, 2021).

Pursuant to the terms of the Fifth Post Closing Amendment along with the completion of the acquisition of Global Stem Cells Group Inc., the issuance of the 1,000 shares of the Company’s Series CC Convertible Preferred Stock to Lans Holdings Inc. was terminated and replaced with a cash payment as consideration. The Company shall pay Lans Holdings Inc., by delivery in escrow, an amount equal to USD $8,200,000, which Cash Payment shall be used by Lans Holdings Inc. for the repurchase of all of its shares of common stock from its common shareholders. The company has allocated USD $8,200,000 in restricted cash for delivery to an escrow account being set up by Lans Holdings Inc. and recorded the liability as due to related party.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP” or “U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation of such interim results.

 The results for the unaudited condensed consolidated statement of operations are not necessarily indicative of results to be expected for the year ending December 31, 2021 or for any future interim period. The condensed consolidated balance sheet as of December 31, 2020 has been derived from the audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2020 and notes thereto included in the Company’s Annual Report.

The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Pure Hospitality Solutions, Inc. Meso Numismatics, Corp. and Global Stem Cells Group Inc. (since August 18, 2021). All significant intercompany transactions have been eliminated.

Use of Estimates in Financial Statement Presentation

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant estimates included in these financial statements are associated with accounting for the derivative liability valuations, stock based compensation inputs, issuance of preferred stock, fair value estimates, valuation of assets and liabilities in business combination and in its going concern analysis.

Reclassifications

Certain amounts for the prior year have been revised or reclassified to conform to the current year presentation. No change in net loss resulted from these reclassifications.

Cash and Cash Equivalents

The Company considers all highly liquid accounts with original maturities of three months or less to be cash equivalents. At September 30, 2021 and December 31, 2020, all of the Company’s cash was deposited in major banking institutions. There were no cash equivalents as of September 30, 2021 and December 31, 2020.

The following table provides a reconciliation of cash, cash equivalents and restricted cash to mounts shown in the statement of cash flows:

	September 30,	December 31,
	2021	2020
Cash and cash equivalents	$2,528,892	$-
Restricted cash, current portion	8,200,000	-
Total cash, cash equivalents and restricted cash	$10,728,892	$-

Restricted Cash

The Company’s restricted cash consists of cash that the Company is contractually obligated to maintain in accordance with the terms of the Fifth Post Closing Amendment along with the completion of the acquisition of Global Stem Cells Group Inc. See Note 7 for further discussion.

Accounts Receivable

Accounts receivable are recorded at original invoice amount less an allowance for uncollectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on collectability of accounts receivable and prior bad debt experience. Accounts receivable balances are written off against the allowance upon management’s determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Management believes that credit risks on accounts receivable will not be material to the financial position of the Company or results of operations. The allowance for doubtful accounts was $0 and $0 as of September 30, 2021 and December 31, 2020, respectively.

Intangible Assets

Intangible assets with finite lives are amortized over their estimated useful lives. Intangible assets with indefinite lives are not amortized, but are tested for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment was recognized for the nine months ended September 30, 2021.

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

The Company’s revenue stream is acquiring rare coins and banknotes from Latin America at reduced costs and viable cell therapy and immune support related products along with physician training The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product to a customer. Revenue is measured based on the consideration the Company receives in exchange for those products.

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

Net Earnings (Losses) Per Common Share

The Company accounts for net loss per share in accordance with Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”), which requires presentation of basic and diluted earnings per share (“EPS”) on the face of the statement of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS.

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. It excludes the dilutive effects of any potentially issuable common shares. The effect of common stock equivalents is anti-dilutive with respect to losses and therefore basic and dilutive is the same

Diluted net loss per share is calculated by including any potentially dilutive share issuances in the denominator. The following securities are excluded from the calculation of weighted average diluted shares at September 30, 2021 and 2020, respectively, because their inclusion would have been anti-dilutive.

	For the Nine Months Ended September 30,
	2021	2020
Convertible notes outstanding	2,015,096	455,297,705
Convertible preferred stock outstanding	37,647,060	4,651,726
Shares underlying warrants outstanding	96,000,000	-
	135,662,156	459,949,431

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

At September 30, 2021 and December 31, 2020, the carrying amounts of the Company’s financial instruments, including cash, account payables, and accrued expenses, approximate their respective fair value due to the short-term nature of these instruments.

At September 30, 2021 and December 31, 2020, the Company does not have any assets or liabilities except for convertible notes payable required to be measured at fair value in accordance with FASB ASC Topic 820, Fair Value Measurement.

The following presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value as of September 30, 2021 and December 31, 2020:

	Level 1	Level 2	Level 3	Total
September 30, 2021
Convertible Notes Payable, net of discount	$-	$-	$-	$-
Total	$-	$-	$-	$-

December 31, 2020
Convertible Notes Payable, net of discount	$-	$162,747	$-	$162,747
Total	$-	$162,747	$-	$162,747

Comprehensive Income

The Company records comprehensive income as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Other comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. As of September 30, 2021 and December 31, 2020, the Company had no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Stock Based Compensation

Share-based compensation issued to employees is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. The Company measures the fair value of the share-based compensation issued to non-employees at the grant date using the stock price observed in the trading market (for stock transactions) or the fair value of the award (for non-stock transactions), which were considered to be more reliably determinable measures of fair value than the value of the services being rendered.

New Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company has no physical office space only a month to month online virtual office lease that doesn’t required implementation of ASU 842 in the periods ended September 30, 2021 and December 31, 2020 to assets and liabilities.

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

Other accounting standards and amendments to existing accounting standards that have been issued and have future effective dates are not applicable or are not expected to have a significant impact on the Company’s consolidated financial statements

Goodwill

Goodwill represents the excess of fair value over identifiable tangible and intangible net assets acquired in business combinations. Goodwill is not amortized, instead goodwill is reviewed for impairment at least annually, or on an interim basis between annual tests when events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value.

Going Concern

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, resulting in an accumulated deficit of approximately $45,098,988 as of September 30, 2021 and future losses are anticipated. These factors, among others, generally tend to raise substantial doubt as to its ability to obtain additional long-term debt or equity financing in order to have the necessary resources to further design, develop and launch the website and market the Company’s new service.

In order to continue as a going concern, the Company needs to develop a reliable source of revenues, and achieve a profitable level of operations in the future and/or to obtain the necessary financing to meet its obligations arising from normal business operations when they come due. The Company intends to raise additional capital through private placements of debt and equity securities, to expand its development of Global Stem Cell operations.

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

(4)	Allocate the transaction price to each performance obligation in the contract

(5)	Recognize revenue when each performance obligation is satisfied

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the periods ended September 30, 2021 and December 31, 2020.

The Company’s revenue stream is acquiring rare coins and banknotes from Latin America at reduced costs and viable cell therapy and immune support related products along with physician training The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product to a customer. Revenue is measured based on the consideration the Company receives in exchange for those products.

The following table presents the Company’s revenue by product category for the three months ended September 30, 2021 and 2020:

	For the Three Months Ended September 30,
	2021	2020
Coins and banknotes	$11,459	$12,280
Cell therapy and immune support products	153,583	-
Total revenue	$165,042	$12,280

The following table presents the Company’s revenue by product category for the nine months ended September 30, 2021 and 2020:

	For the Nine Months Ended September 30,
	2021	2020
Coins and banknotes	$31,671	$52,387
Cell therapy and immune support products	153,583	-
Total revenue	$185,254	$52,387

NOTE 4 – NOTES PAYABLE

Convertible Notes Payable

During 2015, the Company entered into Convertible Debentures with Digital Arts Media Network and Ajene Watson, LLC. The promissory note agreements bear interest from eight (8%) percent to ten (10%) and have a one (1) year maturity date. The notes may be repaid in whole or in part at any time prior to maturity. There are no shares of common stock issuable upon the execution of the promissory notes. The notes are convertible, at the investors’ sole discretion, into shares of common stock at variable conversion prices. As of September 30, 2021 and December 31, 2020, Digital Arts Media Network and Ajene Watson, LLC had an outstanding balance of $148,247.

During 2019, the Company entered into an aggregate of $387,980 Convertible Debentures with two lenders which bear interest from eight (8%) percent to fifteen (15%) percent and have a one (1) year maturity date. The notes may be repaid in whole or in part at any time prior to maturity. There are no shares of common stock issuable upon the execution of the promissory notes. The notes are convertible, at the lenders’ sole discretion, into shares of common stock at variable conversion prices. During 2019, the two lenders had advanced a total of $354,870, net of discount and attorney fees, in the amount of $33,110 to the Company. On May 19, 2020, the Company issued 802,525 shares of common stock in conversion of $3,290 convertible notes payable at conversion price of $0.0041: a loss of $3,378 was recorded. On July 15, 2020, the Company issued 905,929 shares of common stock in conversion of $4,122 convertible notes payable at conversion price of $0.00455: no loss was recorded. On November 30, 2020, the Company issued 791,104 shares of common stock in conversion of $4,747 convertible notes payable at conversion price of $0.0070: a loss of $2,034 was recorded. On December 7, 2020, the parties agreed to terminate the convertible promissory notes and accrued but unpaid interest in favor of new secured promissory notes and warrants to purchase shares of our common stock. As of September 30, 2021 and December 31, 2020, the convertible promissory notes had an outstanding balance of $0.

On November 25, 2019, Meso Numismatics, Inc. pursuant to the certificate of designation of the Series BB Preferred Stock, elected to exchange the preferred shares for other indebtedness calculated at a price per share equal to $1.20. Upon the Company’s mailing of the Exchange Agreement, the shareholder shall have the option, within 30 days of such mailing date and subject to the execution of this Agreement to receive the Indebtedness in the form of a convertible note. Should the shareholder not give the Meso Numismatics, Inc. notice the Indebtedness shall automatically be issued in the form of a promissory note. The convertible note agreements bear no interest and have a four (4) year maturity date. The notes may be repaid in whole or in part at any time prior to maturity. There are no shares of common stock issuable upon the execution of the promissory notes. The notes are convertible, at the investors’ sole discretion, into shares of common stock at conversion price equal to the lowest bid price of the Common Stock as reported on the National Quotations Bureau OTC Markets exchange for the three prior trading days including the day upon which a Notice of Conversion is received by the Company. As of December 31, 2019, 81,043 Preferred Series BB shares were exchange for an aggregate of $97,252 convertible notes. During the periods ending September 30, 2021 and December 31, 2020, the Company made $0.00 and $25,000, respectively of payments on the outstanding convertible notes. As of September 30, 2021 and December 31, 2020, the convertible promissory notes had an outstanding balance of $72,252.

On November 27, 2019, Meso Numismatics, Inc. entered into an Assignment and Assumption Agreement with Lans Holdings Inc., whereby Lans Holdings Inc. assigned all of its rights to, obligations and interest in a Binding Letter of Intent entered into on May 23, 2019 with Global Stem Cells Group Inc. and Benito Nova, setting forth the principal terms pursuant to which the Company will acquire 50,000,000 shares of common stock of Global Stem Cells Group Inc. to Meso Numismatics, Inc. for assumption of certain Convertible Redeemable Notes issued by Lans holdings Inc. to lenders. pursuant to a securities purchase agreement.

Pursuant to the Assignment and Assumption Agreement and subject to any pre-existing defaults under the Notes, Meso Numismatics, Inc. reissued the below Notes to a lender upon the following terms:

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
			$1,079,626.00

During the period ended March 31, 2020 and December 31, 2019, the lender converted $4,676 of principal into common stock resulting into a balance of $1,074,950. On December 7, 2020, the parties agreed to terminate the convertible promissory notes and accrued but unpaid interest in favor of new secured promissory notes and warrants to purchase shares of our common stock. As of September 30, 2021 and December 31, 2020, the convertible promissory notes had an outstanding balance of $0.

From January 28, 2020 to March 30, 2020, the Company entered into an aggregate of $58,410 of Convertible Debentures with a lender which bear interest of eight (8%) percent and have a one (1) year maturity date. The notes may be repaid in whole or in part at any time prior to maturity. There are no shares of common stock issuable upon the execution of the promissory notes. The notes are convertible, at the lenders’ sole discretion, into shares of common stock at variable conversion prices. The lender had advanced a total of $52,600, net of discount and attorney fees, in the amount of $5,810 to the Company. On December 7, 2020, the parties agreed to terminate the convertible promissory notes and accrued but unpaid interest in favor of new secured promissory notes and warrants to purchase shares of our common stock. As of September 30, 2021 and December 31, 2020, the convertible promissory notes had an outstanding balance of $0.

From April 30, 2020 to June 24, 2020, the Company entered into an aggregate of $109,020 of Convertible Debentures with a lender which bear interest at eight (8%) percent and have a one (1) year maturity date. The notes may be repaid in whole or in part at any time prior to maturity. There are no shares of common stock issuable upon the execution of the promissory notes. The notes are convertible, at the lenders’ sole discretion, into shares of common stock at variable conversion prices. The lender had advanced a total of $93,300, net of discount in the amount of $15,720 to the Company. On December 7, 2020, the parties agreed to terminate the convertible promissory notes and accrued but unpaid interest in favor of new secured promissory notes and warrants to purchase shares of our common stock. As of September 30, 2021 and December 31, 2020, the convertible promissory notes had an outstanding balance of $0.

From May 4, 2020 to June 1, 2020, the Company entered into an aggregate of $146,200 of Convertible Debentures with a lender which bear interest at fifteen (15%) percent and have a one (1) year maturity date. The notes may be repaid in whole or in part at any time prior to maturity. There are no shares of common stock issuable upon the execution of the promissory notes. The notes are convertible, at the lenders’ sole discretion, into shares of common stock at variable conversion prices. The lender had advanced a total of $132,000, net of discount in the amount of $14,200 to the Company. On December 7, 2020, the parties agreed to terminate the convertible promissory notes and accrued but unpaid interest in favor of new secured promissory notes and warrants to purchase shares of our common stock. As of September 30, 2021 and December 31, 2020, the convertible promissory notes had an outstanding balance of $0.

On June 25, 2020, the Company entered into a Convertible Debentures with a lender in the amount of $60,000 which bear interest at fifteen (15%) percent and have a one (1) year maturity date. The note may be repaid in whole or in part at any time prior to maturity. There are no shares of common stock issuable upon the execution of the promissory note. The note is convertible, at the lenders’ sole discretion, into shares of common stock at variable conversion prices. The lender had advanced a total of $54,000, net of discount in the amount of $6,000 to the Company. On December 7, 2020, the parties agreed to terminate the convertible promissory notes and accrued but unpaid interest in favor of new secured promissory notes and warrants to purchase shares of our common stock. As of September 30, 2021 and December 31, 2020, the convertible promissory notes had an outstanding balance of $0.

On July 17, 2020, the Company entered into a Convertible Debentures with a lender in the amount of $238,095 which bear interest at eight (8%) percent and have a one (1) year maturity date. The notes may be repaid in whole or in part at any time prior to maturity. There are no shares of common stock issuable upon the execution of the promissory notes. The notes are convertible, at the lenders’ sole discretion, into shares of common stock at variable conversion prices. The lender had advanced a total of $195,000, net of discount in the amount of $43,095 to the Company. On December 7, 2020, the parties agreed to terminate the convertible promissory notes and accrued but unpaid interest in favor of new secured promissory notes and warrants to purchase shares of our common stock. As of September 30, 2021 and December 31, 2020, the convertible promissory notes had an outstanding balance of $0.

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

These debentures are convertible, at the investors’ sole option, into common shares at the following terms:

●	a 50 percent discount to the lowest closing bid price during the 10 days immediately preceding the conversion date as reported on the National Quotations Bureau OTCQB exchange

●	a 50 percent discount to the average of the lowest traded price during the 20 days immediately preceding the conversion date as quoted by Bloomberg LP;

●	a 50 percent discount to the lowest closing bid price during the 25 days immediately preceding the conversion date as reported on the National Quotations Bureau OTCQB exchange

●	a 40 percent discount to the average of the three lowest traded price during the 20 days immediately preceding the conversion date as quoted by Bloomberg LP; or

●	either (i) a 40 percent discount to the 10 days average daily trading price immediately preceding the conversion date, or (ii) at a fixed conversion price of $0.001 per share during any time whereby the current day market price is at or less than $0.075.

The balance of the convertible notes as of September 30, 2021 and December 31, 2020 is as follows:

	September 30,	December 31,
	2021	2020
Convertible notes payable	$220,499	$220,499
Less: Discount	43,167	57,752
Convertible notes payable, net	$177,332	$162,747

During the periods ending September 30, 2021 and December 31, 2020 the Company received $0.00 and $526,900, respectively, from funding on new convertible notes.

During the periods ending September 30, 2021 and December 31, 2020, the Company incurred $0.00 and $9,663 losses on the conversion of convertible notes, respectively. In connection with the convertible notes, the Company recorded $11,040 and $293,568, respectively of interest expense and $14,585 and $1,842,103, respectively of debt discount amortization expense. As of September 30, 2021 and December 31, 2020, the Company had approximately $339,916 and $328,876, respectively of accrued interest.

During the periods ending September 30, 2021 and December 31, 2020, the Company made $0.00 and $25,000, respectively of payments on the outstanding convertible notes, and converted $0.00 and $14,742, respectively, of principal and interest into 0.00 and 2,909,558 shares of common stock. At December 7, 2020 the Company exchanged $5,379,624 of principal and accrued but unpaid interest on convertible notes for $5,379,624 promissory notes and cashless warrants to purchase 15,000,000 shares of our common stock. As of September 30, 2021 and December 31, 2020, the principal balance of outstanding convertible notes payable was $220,499.

Promissory Notes Payable

On November 25, 2019, Meso Numismatics, Inc. pursuant to the certificate of designation of the Series BB, Preferred Stock elected to exchange the preferred shares for other indebtedness calculated at a price per share equal to $1.20. Upon the Company’s mailing of the Exchange Agreement, the shareholder shall have the option, within 30 days of such mailing date and subject to the execution of this Agreement to receive the Indebtedness in the form of a convertible note. Should the shareholder not give the Meso Numismatics, Inc. notice the Indebtedness shall automatically be issued in the form of a promissory note. The promissory note agreements bear no interest and have a four (4) year maturity date. The notes may be repaid in whole or in part at any time prior to maturity. As of December 31, 2019, 276,723 Preferred Series BB shares were exchange for an aggregate of $332,068 promissory notes.

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

On January 6, 2021, the Company entered into a Promissory Debentures with a lender in the amount of $1,000,000 which bear interest at eighteen (15%) percent and have a one (1) year maturity date and cashless warrants to purchase 10,000,000 shares of our common stock, at exercise prices of $0.03 per share. The notes may be repaid in whole or in part at any time prior to maturity. The lender had advanced a total of $900,000, net of discount in the amount of $100,000 to the Company. The Company recorded the fair value of the 10,000,000 warrants issued with debt at approximately $237,811 at March 31, 2021 as a discount.

On June 22, 2021, the Company entered into a Promissory Debentures with a lender in the amount of $11,600,000 which bear interest at twelve (12%) percent and have a three (3) year maturity date and cashless warrants to purchase 70,000,000 shares of our common stock, at exercise prices of $0.10 per share. The notes may be repaid in whole or in part at any time prior to maturity. The lender had advanced a total of $10,500,000, net of discount in the amount of $1,100,000 to the Company. The Company recorded the fair value of the 70,000,000 warrants issued with debt at approximately $5,465,726 at June 30, 2021 as a discount.

The balance of the promissory as of September 30, 2021 and December 31, 2020 is as follows:

	September 30,	December 31,
	2021	2020
Promissory notes payable	$18,911,071	$5,911,692
Less: Discount	6,712,875	295,091
Promissory notes payable, net	$12,198,196	$5,616,601

During the periods ending September 30, 2021 and December 31, 2020, the Company made no payments on the outstanding promissory notes, and recorded $1,124,101 and $61,561, respectively of interest expense and $500,338 and $3,676, respectively of debt discount amortization expense. As of September 30, 2021 and December 31, 2020, the Company had approximately $1,173,759 and $61,561, respectively of accrued interest. As of September 30, 2021 and December 31, 2020, the principal balance of outstanding promissory notes payable was $18,911,071 and $5,911,692, respectively.

On August 18, 2021, through a Stock Purchase Agreement in which 100% of the outstanding shares of Global Stem Cell Group, Inc. were acquired the Company acquired the 2018 Jaguar F-Pace which was purchased on January 8, 2019 and assumed the related auto loan, with an original loan amount of $30,000 at 10% interest for 48 months and monthly payments of $504.94. As of September 30, 2021 and December 31, 2020, the principal balance of the outstanding auto loan was $7,179 and $0, respectively.

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

The balance of the fair value of the derivative liability as of September 30, 2021 and December 31, 2020 is as follows:

Balance at December 31, 2019	$4,730,990
Additions	532,401
Fair value loss	1,233,277
Conversions	(6,496,668)
Balance at December 31, 2020	-
Additions	-
Fair value loss	-
Conversions	-
Balance at September 30, 2021	$-

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

On November 27, 2019, Meso Numismatics, Inc. entered into an Assignment and Assumption Agreement with Global Stem Cells Group Inc., a corporation duly formed under the laws of the State of Florida, Benito Novas and Lans Holdings Inc. a Nevada Corporation whose securities ceased to be registered as of September 18, 2019, whereby Lans Holdings Inc. assigned all of its rights, obligations and interest in, the Letter of Intent it previously entered into with Global Stem Cells Group Inc. and Benito Novas.

In consideration for the Assignment, Meso Numismatics, Inc. issued to Lans Holdings Inc. 1,000 shares of its Series CC Convertible Preferred Stock valued at $83,731 calculated based on conversion provision of the Company’s Articles of Incorporation filed with the Secretary of State in Nevada on November 26, 2019. Shareholders of outstanding shares of Series CC Convertible Preferred Stock shall be entitled to convert part or all of its shares of Series CC Convertible Preferred Stock into a number of fully paid and nonassessable shares of common stock at a price per share determined by dividing the number of issued and outstanding shares of stock of the Company on the date of conversion by 1,000 and multiply the results by 0.8 conversion price.

The Convertible Series CC Preferred Stock has been classified outside of permanent equity and liabilities since it embodies a conditional obligation that the Company may settle by issuing a variable number of equity shares and the monetary value of the obligation is based on a fixed monetary amount known at inception. The Company has recorded $83,731 which represents 1,000 Series CC Convertible Preferred Stock at $83.73 per share, issued and outstanding as of September 30, 2021 and December 31, 2020, outside of permanent equity and liabilities.

On November 12, 2020, the Company filed with the Secretary of State in Nevada the amendment to Certificate of Designation authorizing the increase from 1,000 to 8,000,000 shares of the Series CC Convertible Preferred Stock.

Pursuant to the terms of the Fifth Post Closing Amendment along with the completion of the acquisition of Global Stem Cells Group Inc., the issuance of the 1,000 shares of the Company’s Series CC Convertible Preferred Stock to Lans Holdings Inc. was terminated and replaced with a cash payment as consideration.

As of September 30, 2021 and December 31, 2020, the Company has 0 and 1,000 preferred shares of Series CC Preferred Stock issued and outstanding, respectively.

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

As of September 30, 2021 and December 31, 2020, the Company has 12,032,466 and 10,869,596 common shares issued and outstanding, respectively.

Warrants

During the year ended December 31, 2020, the Company issued warrants to purchase 16,000,000 shares of common stock, at exercise prices of $0.03 per share. These warrants expire three years from issuance date. The Company recorded the fair value of the 16,000,000 warrants issued with debt at approximately $279,867 at December 31, 2020 as a discount.

On January 6, 2021, the Company issued warrants to purchase 10,000,000 shares of common stock, at exercise prices of $0.033 per share. These warrants expire three years from issuance date. The Company recorded the fair value of the 10,000,000 warrants issued with debt at approximately $237,811 as a discount.

On June 22, 2021, the Company issued warrants to purchase 70,000,000 shares of common stock, at exercise prices of $0.100 per share. These warrants expire three years from issuance date. The Company recorded the fair value of the 70,000,000 warrants issued with debt at approximately $5,465,726 as a discount.

The following table summarizes the Company’s warrant transactions during the nine months ended September 30, 2021 and year ended December 2020

	Number of Warrants	Weighted Average Exercise Price
Outstanding at year ended December 31, 2019	-	$-
Granted	16,000,000	0.030
Exercised	-	-
Expired	-	-
Outstanding at year ended December 31, 2020	16,000,000	$0.030
Granted	80,000,000	0.092
Exercised
Expired
Outstanding at quarter ended September 30, 2021	96,000,000	$0.081

Warrants granted in the year ended December 31, 2020 were valued using the Black Scholes Model with the risk-free interest rate of 0.20%, expected life 3 years, expected dividend rate of 0% and expected volatility ranging of 411.72%.

Warrants granted in the nine months ended September 30, 2021 were valued using the Black Scholes Model with the risk-free interest rate of 0.20% to 0.44%, expected life 3 years, expected dividend rate of 0% and expected volatility ranging of 348.64% to 394.78%. The final value assigned to the warrants was determined using a relative fair value calculation between the amount of warrants and promissory notes.

Designation of Series AA Super Voting Preferred Stock

On June 30, 2014, the Company filed with the Secretary of State with Nevada an amendment to the Company’s Articles of Incorporation, authorizing the issuance of up to eleven million (11,000,000) of preferred stock, par value $0.001 per share.

On May 2, 2014, the Company filed with the Secretary of State with Nevada in the form of a Certificate of Designation that authorized the issuance of up to one million (1,000,000) shares of a new series of preferred stock, par value $0.001 per share, designated “Series AA Super Voting Preferred Stock,” for which the board of directors established the rights, preferences and limitations thereof.

All of the Holders of the Series AA Super Voting Preferred Stock together, voting separately as a class, shall have an aggregate vote equal to sixty-seven (67%) percent of the total vote on all matters submitted to the stockholders that each stockholder of the Corporation’s Common Stock is entitled to vote at each meeting of stockholders of the Corporation (and written actions of stockholders in lieu of meetings) with respect to any and all matters presented to the stockholders of the Corporation for their action and consideration.

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

On November 26, 2019, the Company filed with the Secretary of State with Nevada an amendment to the Company’s Articles of Incorporation, authorizing the increase to 1,050,000 shares of the Series AA Super Voting Preferred Stock.

On June 26, 2020, Meso Numismatics, Inc. completed the repurchase of 1,000,000 shares of its Series AA (“Series AA”) Super Voting Preferred Stock for an aggregate total purchase price equal to $160,000, representing all of the Series AA shares held by E-Network de Costa Rica S.A. and S&M Chuah Enterprises Ltd., respectively.

On June 26, 2020, due to Mr. Pereira’s resignation, Meso Numismatics, Inc.’s Board of Directors appointed Mr. David Christensen, current Director and President of the Company, to serve as Chief Executive Officer, Chief Financial Officer and Secretary, effective June 27, 2020 and granted 50,000 shares of Series AA to Mr. David Christensen.

The $166,795 value of the 50,000 shares of Series AA Super Voting Preferred Stock to Mr. David Christensen is based on the 10,000 votes per preferred share to one vote per common share. Valuation based on definition of control premium is defined as the price to which a willing buyer and willing seller would agree in any arms-length transaction to acquire control of the Company. The premium paid above the market value of the company is real economic benefit to controlling the Company. Historically, the average control premium applied in M&A transactions averages approximately 30%, which represents the value of control.

On August 18, 2021, Meso Numismatics, Inc., completed its acquisition of Global Stem Cells Group Inc., through a Stock Purchase Agreement acquiring all the outstanding capital stock of Global Stem Cells Group Inc and paid the purchase price of a total of 1,000,000 shares of Series AA Preferred Stock in the Company, 8,974 shares of Series DD Preferred Stock in the Company and $225,000 USD (the final payment of $50,000 was made on July 2, 2021).

The Series AA Preferred Stock is not convertible into common stock and does not have any dividend rights or any liquidation preferences. The Series AA Preferred Stock entities the holders to 67% of the voting power of the Company’s stockholders, therefore the holder of Series AA Preferred Stock will have sufficient votes to approve any matters presented to the common shareholders for approval on a permanent basis unless revoked or modified. The Series AA Preferred shares issued on August 18, 2021, were valued based upon industry specific control premiums and the Company’s market cap at the time of the transaction. The $963,866 value of the 1,000,000 shares of Series AA Super Voting Preferred Stock issued to Benito Novas were valued based on a calculation by a third party independent valuation specialist.

As of September 30, 2021 and December 31, 2020, the Company has 1,050,000 and 50,000 preferred shares of Series AA Preferred Stock issued and outstanding, respectively.

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

As of December 31, 2019, 81,043 Preferred Series BB shares were exchanged for an aggregate of $97,252 convertible notes and 276,723 Preferred Series BB shares were exchanged for an aggregate of $332,068 promissory notes of which 78,620 were returned and cancelled and 279,146 were still outstanding at December 31, 2020. During the three months ended March 31, 2021, the remaining 279,146 were returned and cancelled.

As of September 30, 2021 and December 31, 2020, the Company had 0 and 279,146, respectively, of preferred shares of Series BB Preferred Stock issued and outstanding.

Designation of Series DD Convertible Preferred Stock

On November 26, 2019, the Company filed with the Secretary of State with Nevada an amendment to the Company’s Articles of Incorporation, authorizing ten thousand (10,000) shares of a new series of preferred stock, par value $0.001 per share, designated “Series DD Convertible Preferred Stock,” for which the board of directors established the rights, preferences and limitations thereof.

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

On August 18, 2021, Meso Numismatics, Inc., completed its acquisition of Global Stem Cells Group Inc., through a Stock Purchase Agreement acquiring all the outstanding capital stock of Global Stem Cells Group Inc and paid the purchase price of a total of 1,000,000 shares of Series AA Preferred Stock in the Company, 8,974 shares of Series DD Preferred Stock in the Company and $225,000 USD (the final payment of $50,000 was made on July 2, 2021).

The $5,038,576 value of the 8,974 shares of Series DD Convertible Preferred Stock to Benito Novas is based on converting into a number of fully paid and nonassessable shares of common stock determined by multiplying the number of issued and outstanding shares of common stock of the Company on the date of conversion by 3.17 conversion price. The $5,038,576 value of the 8,974 shares of Series DD Convertible Preferred Stock represents the fair value of the consideration paid allocated to the assets and liabilities acquired from Global Stem Cells Group Inc.

In consideration of mutual covenants set forth in the Professional Service Consulting Agreement, Dave Christensen, current Director, President, Chief Executive Officer, Chief Financial Officer and Secretary, shall be compensated monthly based on annual rate of $90,000. Additionally, the agreement includes an issuance of 896 shares of Series DD Preferred Stock of the Company. An amount of 448 shares are issued on August 18, 2021 and the remaining 448 to be issued February 18, 2022.

The $503,072 value of the 896 shares of Series DD Convertible Preferred Stock is based on converting into a number of fully paid and nonassessable shares of common stock determined by multiplying the number of issued and outstanding shares of common stock of the Company on the date of conversion by 3.17 conversion price. The $251,536 value of the 448 shares of Series DD Convertible Preferred Stock to be issued February 18, 2022 was recorded as stock payable.

As of September 30, 2021 and December 31, 2020, the Company had 9,422 and 0 preferred shares of Series DD Convertible Preferred Stock issued and outstanding, respectively, with 448 will be issued in February 2022.

NOTE 7 – RELATED PARTY TRANSACTIONS

On June 25, 2020, Mr. Martin Chuah submitted his resignation as Director of the Company, effective June 26, 2020. There are no disagreements between Mr. Chuah and Meso Numismatics, Inc. on any matter relating to its operations, policies or practices.

On June 26, 2020, Mr. Melvin Pereira submitted his resignation as Chief Executive Officer, Chief Financial Officer, Secretary and Director of Meso Numismatics, Inc., effective June 26, 2020. There are no disagreements between Mr. Pereira and Meso Numismatics, Inc. on any matter relating to its operations, policies or practices.

On June 26, 2020, Meso Numismatics, Inc. completed the repurchase of 1,000,000 shares of its Series AA Super Voting Preferred Stock for an aggregate total purchase price equal to $160,000, representing all of the Series AA shares held by E-Network de Costa Rica S.A. and S&M Chuah Enterprises Ltd., respectively.

On June 26, 2020, due to Mr. Pereira’s resignation, Meso Numismatics, Inc.’s Board of Directors appointed Mr. David Christensen, current Director and President of the Company, to serve as Chief Executive Officer, Chief Financial Officer and Secretary, effective June 27, 2020 and granted 50,000 shares of Series AA Super Voting Preferred Stock to Mr. David Christensen.

In consideration of mutual covenants set forth in the Professional Service Consulting Agreement, Dave Christensen, current Director, President, Chief Executive Officer, Chief Financial Officer and Secretary, shall be compensated monthly based on annual rate of $90k. Additionally, the agreement includes an issuance of 896 shares of Series DD Preferred Stock of the Company. An amount of 448 shares are issued on August 18, 2021 and the remaining 448 to be issued February 18, 2022.

The Company shall pay Lans Holdings Inc., by delivery in escrow, an amount equal to USD $8,200,000, which Cash Payment shall be used by Lans Holdings Inc. for the repurchase of all of its shares of common stock from its common shareholders. The company has allocated $8.2M in restricted cash for delivery to an escrow account being set up by Lans Holdings Inc. and recorded the liability as due to related party.

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

On June 28, 2021, the Company paid $300,000 in cash and issued 1,092,866 shares of common stock as settlement of the lawsuit with Joseph Canouse, in the amount of $213,109, resulting in an outstanding balance of $0 as of September 30, 2021.

NOTE 9 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	September 30, 2021	December 31, 2020
Computer and office equipment (5 year useful life)	$66,445	$4,000
Less: accumulated depreciation	(40,610)	(1,800)
Total property and equipment, net	$25,835	$2,200

Depreciation expense for the nine months ended September 30, 2021 and year ended December 31, 2020 was $1,856 and $600, respectively.

NOTE 10 – ACQUISITION

On August 18, 2021, through a Stock Purchase Agreement in which 100% of the outstanding shares of Global Stem Cell Group, Inc. were acquired for $225,000 in cash, the issuance of 1,000,000 shares of preferred series AA stock and the issuance of 8,974 shares of preferred series DD stock and the Company acquired the assets and assumed the liabilities of Global Stem Cells Group, Inc.

The preliminary purchase price for the merger was determined to be $6.229 million, which consists of (i) 1 million shares of Series AA preferred stock valued at approximately $964,000, (ii) 8,974 shares of Series DD preferred stock valued at approximately $5.04 million and (iii) $225,000 in cash of which $175,000 was advanced in prior to closing of the transaction.

The Company accounted for the Stock Purchase Agreement as a business combination under the acquisition method of accounting. Under ASC 805 Business Acquisitions, determination of the accounting acquirer follows the requirements for control contained within ASC 810 Consolidations. Meso Numismatics, Inc. was determined to be the accounting acquirer based upon the terms of the Stock Purchase Agreement and other factors including the voting provisions contained within the Series AA preferred stock. Those voting provisions require that for (1) any change of control or (2) for any change in directors that the Series AA can only vote in a unanimous fashion, therefore the shares held by the current CEO and board Chairman prior to the date of the acquisition remain in control of the combined entity. In addition, no new officers were brought on board as a result of the acquisition.

The following table presents a preliminary allocation of the purchase price to the net assets acquired, inclusive of intangible assets, with the excess fair value recorded to goodwill. The goodwill, which is not deductible for tax purposes, is attributable to the assembled workforce of Global Stem Cells Group, planned growth in new markets, and synergies expected to be achieved from the combined operations of Meso Numismatics, Inc. and Global Stem Cells Group. The goodwill established will be included within a new Global Stem Cells Group reporting unit. These estimates are provisional in nature and adjustments may be recorded in future periods as appraisals and other valuation reviews are finalized.

During the period ended September 30, 2021, the Company continued finalizing its valuations of the assets acquired and liabilities assumed in the August 18, 2021 acquisition based on new information obtained about facts and circumstances that existed as of the acquisition date. The Company is continuing to gather information about the reliability of its deferred tax assets and this initial estimate may be subject to change during the measurement period.

Any necessary adjustments will be finalized within one year from the date of acquisition (in thousands).

Description	As of August 18, 2021
Cash Payments to GSCG	$225,000
Fair value of 1,000,000 shares of preferred series AA stock	963,866
Fair value of 8,974 shares of preferred series DD stock	5,038,576
Accounts payable and accrued liabilities	166,465
Note payables	407,631
Due to MESO	250,000
Total consideration	$7,051,538

Cash and cash equivalents	716,647
Accounts receivable	32,865
Property and equipment, net	25,491
Intangible assets, net	487,700
Total fair value of assets acquired	1,262,703
Consideration paid in excess of fair value (Goodwill) (1)	$5,788,835

(1)	The consideration paid in excess of the net fair value of assets acquired and liabilities assumed has been recognized as goodwill.

The following table sets forth the unaudited pro forma results of the Company as if the acquisition of Global Stem Cell Group, Inc. was effective on the first day of each of the three and nine month periods presented. These combined results are not necessarily indicative of the results that may have been achieved had the companies always been combined.

Pro Forma Results (Unaudited)

	Three Months Ended September 30,
	2021	2020
	(Unaudited)	(Unaudited)
Revenue	$365,855	$240,403
Net loss	$(10,705,620)	$(7,390,570)
Net loss per common share, basic and diluted	$(0.89)	$(0.74)
Weighted average number of common shares outstanding, basic and diluted	12,032,466	9,930,786

	Nine Months Ended September 30,
	2021	2020
	(Unaudited)	(Unaudited)
Revenue	$799,969	$446,761
Net loss	$(12,181,079)	$(11,762,971)
Net loss per common share, basic and diluted	$(1.08)	$(1.31)
Weighted average number of common shares outstanding, basic and diluted	11,295,486	9,005,129

NOTE 11 – INTELLECTUAL PROPERTY

A third party independent valuation specialist was asked to determine the value of Global Stem Cell Group, Inc., tangible and intangible assets assuming the offering price was at fair value. In order to perform the purchase price allocation, the tangible and intangible assets were valued as of August 18, 2021.

The Fair Value of the intangible assets as of the Valuation Date is reasonably represented as:

	September 30, 2021	December 31, 2020
Tradename - Trademarks	$87,700	$-
Intellectual Property / Licenses	363,000	-
Customer Base	37,000	-
Intangible assets	487,700	-
Less: accumulated amortization	(11,491)	-
Total intangible assets, net	$476,209	$-

Amortization is computed on straight-line method based on estimated useful lives of 5 years. During the three and nine months ended September 30, 2021, the Company recorded amortization expense of the intellectual property of $11,491.

NOTE 12 – OTHER ASSETS

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

On September 16, 2020, Meso Numismatics, Inc. entered into a Third Post Closing Amendment to the Assignment and Assumption Agreement originally entered into on November 27, 2019 with Global Stem Cells Group Inc., Benito Novas, and Lans Holdings Inc., which Assignment was first amended pursuant to the Post Closing Amendment to the Assignment and Assumption Agreement entered into on December 23, 2019. The Original Agreement is amended to extend the deadline to enter into the New LOI to 180 days from the execution of the Third Amendment and option to receive Series CC Convertible Preferred Stock granted to Lans Holdings Inc. has been extended to 180 days from the execution of the Third Amendment.

In addition, the Company shall pay the remaining balance equal to $100,000 to Global Stem Cells Group Inc, which shall be paid as follows:

●	An amount equal to $50,000 upon the execution of the Third Amendment;

●	The remaining balance to be paid in full at the latest upon execution of the Definitive Agreement or at such other date as shall be specified by the Parties.

On March 12, 2021, Meso Numismatics, Inc. entered into a Fourth Post Closing Amendment to the Assignment and Assumption Agreement originally entered into on November 27, 2019 with Global Stem Cells Group Inc., Benito Novas, and Lans Holdings Inc., which Assignment was first amended pursuant to the Post Closing Amendment to the Assignment and Assumption Agreement entered into on December 23, 2019. The Original Agreement is amended to extend the deadline to enter into the New LOI to 90 days from the execution of the Fourth Amendment and option to receive Series CC Convertible Preferred Stock granted to Lans Holdings Inc. has been extended to 90 days from the execution of the Fourth Amendment.

On May 7, 2020, July 24, 2020, September 17, 2020 and July 2, 2021, the Company made advance payments in the aggregate amount of $225,000 to Global Stem Cells Group Inc, and represents the fair value of the consideration paid allocated to the assets and liabilities acquired from Global Stem Cells Group Inc. as of September 30, 2021 and recorded as other asset as of December 31, 2020.

NOTE 13 – SUBSEQUENT EVENTS

On October 1, 2021, the Company received $1,000,000 from a Promissory Debentures with a lender in the amount of $1,100,000 which bear interest at twelve (12%) percent and have a three (3) year maturity date and cashless warrants to purchase 7,500,000 shares of our common stock, at exercise prices of $0.085 per share. The notes may be repaid in whole or in part at any time prior to maturity.

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

The widespread global impact from the outbreak and spread of the COVID-19 pandemic continued throughout 2021. The Company cannot predict the long-term impact on its development timelines, revenue levels and its liquidity due to the worldwide spread of COVID-19. Based upon the Company’s current assessment, it does not expect the impact of the COVID-19 pandemic to materially impact the Company’s operations. However, the Company is continuing to assess the impact the spread of COVID-19 may have on its operations.

Overview

We intend for this discussion to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements.

Meso Numismatics, Inc. has a numismatics operation Meso Numismatics focuses on the Central American Caribbean region with a concentration of products surrounding Mesoamerica (Mexico to Panama).

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

The Company maintains an online store with eBay (www.mesocoins.com) and participates in live auctions with major companies such as Heritage Auctions, Stacks Bowers Auctions, Lyn Knight Auctions and Sedwick Coins for the sale of its coins, paper currency, bullion and medals. The Company also launched a new application technology available on the Google Play Store, as well as the Apple App Store. The Application is a banknote scanner which instantly identifies key characteristics of a banknote. This includes the catalog reference number of the note, the value, which entity it was issued by, the country of origin and the printer that printed the note. A picture of each note from our database of more than 61,000 banknotes from a combined 750 countries and regions will also be included with the information. For the numismatic industry in particular, this application eliminates the need for reference books, as well as the hours of time it takes to reference all the information about banknotes. With a simple snap of a picture, information is provided to the end-user almost instantaneously.

On August 18, 2021, through a Stock Exchange Agreement in which 100% of the outstanding shares of Global Stem Cell Group, Inc. were acquired for $225,000 in cash, the issuance of 1,000,000 shares of preferred series AA stock and the issuance of 8,974 shares of preferred series DD stock and the Company acquired the assets and assumed the liabilities of Global Stem Cells Group, Inc.

Global Stem Cells Group’s operations cover every aspect of the regenerative medicine industry. They combine extensive clinical research with the manufacturing and commercialization of viable cell therapy and immune support related products that will change the course of traditional medicine around the world forever. The Company’s strategy allows them the ability to create immediate revenue streams through product sales, distribution, and clinical applications, driven by our extensive education platform.

Global Stem Cells Group brings leadership to every aspect of the Stem Cell and Regenerative Medicine fields, covering clinical research, patient applications, along with physician training through our state-of-the-art global network of companies. The Company’s mission is to enable physicians to make the benefits of stem cell medicine a reality for patients around the world. They have been educating doctors on the science and application of cell-based therapeutics for the past 10 years.

The Company envisions the ability to improve “health-span” through the discovery and developments of new cellular therapy products, and cutting-edge Technology.

Results of Operations

Results of Operations for the Three Months Ended September 30, 2021 and 2020.

Below is a summary of the results of operations for the three months ended September 30, 2021 and 2020.

	For the Three Months Ended September 30,
	2021	2020	$ Change	% Change
Revenue	$165,042	$12,280	$(152,762)	1,243.99%
Cost of revenue	88,520	10,420	(78,100)	749.52%
Gross profit	76,522	1,860	74,662	4,014.09%

Operating expenses
Advertising and marketing	22,351	72	22,279	30,943.06%
General and administrative-related party	8,116,269	-	8,116,269	0.00%
Professional fees	336,299	32,494	303,805	934.96%
Officer compensation	518,833	10,000	508,833	5,088.33%
Depreciation and amortization	12,947	200	12,747	6,373.50%
Investor relations	32,574	4,180	28,394	679.28%
General and administrative	52,651	3,557	49,094	1,380.21%
Total operating expenses	9,091,924	50,503	9,041,421	17,902.74%

Other income (expense)
Interest expense	(900,039)	(549,067)	(350,972)	63.92%
Change in fair value of derivative financial instruments	-	(6,811,021)	6,811,021	-100.00%
Net income (loss)	$(9,915,441)	$(7,408,731)	$(2,506,710)	33.83%

Revenue

Revenue increased by 1,243.99% in the amount of $152,762 for the three months ended September 30, 2021, compared to the same period in 2020. The key reason for the increase in revenue was a result of the acquisition of Global Stem Cells Group, Inc. on August 18, 2021. Revenue from viable cell therapy and immune support related products along with physician training was $153,583 from August 19, 2021 to September 30, 2021offset by a decrease in sale of coins, metals and paper money of $1,321 for the three months ended September 30, 2021, compared to the same period in 2020.

Listed below are the revenues, cost of revenues and gross profits by Company for the three months ended September 30, 2021:

	For the Three Months Ended September 30, 2021
	Global Stem Cells Group	Meso Numismatics	Total
Revenue	$153,583	$11,459	$165,042
Cost of revenue	78,894	9,626	88,520
Gross profit	$74,689	$1,833	$76,522
Gross Profit %	48.63%	16.00%	46.37%

Operating expenses

Operating expenses increased by 17,902.74% in the amount of $9,041,421 for the three months ended September 30, 2021, compared to the same period in 2020. Listed below are the major changes to operating expenses:

Professional fees increased by $303,805 for the three months ended September 30, 2021, compared to the same period in 2020, primarily due to $58,000 in legal, $178,000 in consulting and $38,000 in audit and accounting expenses.

Officer compensation increased by $508,833 for the three months ended September 30, 2021, compared to the same period in 2020, primarily due to the issuance of 896 shares of Series DD Preferred Stock of the Company to Dave Christensen, current Director, President, Chief Executive Officer, Chief Financial Officer and Secretary as compensation pursuant to the Professional Service Consulting Agreement. The $503,072 value of the 896 shares of Series DD Convertible Preferred Stock is based on converting into a number of fully paid and nonassessable shares of common stock determined by multiplying the number of issued and outstanding shares of common stock of the Company on the date of conversion by 3.17 conversion price.

General and administrative-related party expense increase by $8,116,269 for the three months ended September 30, 2021, compared to the same period in 2020, primarily due to the issuance of the 1,000 shares of the Company’s Series CC Convertible Preferred Stock to Lans Holdings Inc. terminated and replaced with a cash payment as consideration. The Company shall pay Lans Holdings Inc., by delivery in escrow, an amount equal to $8,200,000, offset by $83,731 the value of the 1,000 shares of the Company’s Series CC Convertible Preferred Stock terminated.

Other expense

Other expense decreased by $6,460,049 for the three months ended September 30, 2021, compared to the same period in 2020, primarily as a result of the change in fair market value of the convertible notes in 2020 offset by increase in amortization of discounts 2021.

Net Loss

We recorded a net loss of $9,915,441 for the three months ended September 30, 2021, as compared with a net loss of $7,408,731 for the same period ended September 30, 2020.

Results of Operations for the Nine Months Ended September 30, 2021 and 2020.

Below is a summary of the results of operations for the nine months ended September 30, 2021 and 2020.

	For the Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Revenue	$185,254	$52,387	$132,867	253.63%
Cost of revenue	115,170	41,443	73,727	177.90%
Gross profit	70,084	10,944	59,140	540.39%

Operating expenses
Advertising and marketing	22,732	154	22,578	14,661.04%
General and administrative-related party	8,116,269	-	8,116,269	0.00%
Professional fees	665,544	62,481	603,063	965.19%
Officer compensation	552,932	257,336	295,596	114.87%
Depreciation and amortization	13,347	600	12,747	2,124.50%
Investor relations	53,046	8,423	44,623	526.78%
General and administrative	69,206	21,418	47,788	223.12%
Total operating expenses	9,493,076	350,412	9,142,664	2,609.12%

Other income (expense)
Interest expense	(1,659,724)	(1,461,616)	(198,108)	13.55%
Loss on conversion of debt	-	(7,629)	7,629	-100.00%
Derivative financial instruments	-	(9,836,815)	9,836,815	-100.00%
Other expense	(231,109)	-	(231,109)	0.00%
Net income (loss)	$(11,313,825)	$(11,645,528)	$(331,703)	-2.85%

Revenue

Revenue increased by 253.63% in the amount of $132,867 for the nine months ended September 30, 2021, compared to the same period in 2020. The key reason for the increase in revenue was a result of the acquisition of Global Stem Cells Group, Inc. on August 18, 2021. Revenue from viable cell therapy and immune support related products along with physician training was $153,583 from August 19, 2021 to September 30, 2021offset by a decrease in sale of coins, metals and paper money of $20,716 for the nine months ended September 30, 2021, compared to the same period in 2020.

Listed below are the revenues, cost of revenues and gross profits by Company for the nine months ended September 30, 2021:

	For the Nine Months Ended September 30, 2021
	Global Stem Cells Group	Meso Numismatics	Total
Revenue	$153,583	$31,671	$185,254
Cost of revenue	78,894	36,276	115,170
Gross profit	$74,689	$(4,605)	$70,084
Gross Profit %	48.63%	-14.54%	37.83%

Operating expenses

Operating expenses increased by 2,609.12% in the amount of $9,142,664 for the nine months ended September 30, 2021, compared to the same period in 2020. Listed below are the major changes to operating expenses:

Professional fees increased by $603,063 for the nine months ended September 30, 2021, compared to the same period in 2020, primarily due to $194,000 in legal, $300,000 in consulting and $106,000 in audit and accounting expenses.

Officer compensation increased by $295,596 for the nine months ended September 30, 2021, compared to the same period in 2020, primarily due to the issuance of 896 shares of Series DD Preferred Stock of the Company to Dave Christensen, current Director, President, Chief Executive Officer, Chief Financial Officer and Secretary as compensation pursuant to the Professional Service Consulting Agreement. The $503,072 value of the 896 shares of Series DD Convertible Preferred Stock is based on converting into a number of fully paid and nonassessable shares of common stock determined by multiplying the number of issued and outstanding shares of common stock of the Company on the date of conversion by 3.17 conversion price offset by the $166,795 value of the 50,000 shares of Series AA Super Voting Preferred Stock to Mr. David Christensen in 2020 along with $45,000 to Melvin Pereira in 2020.

General and administrative-related party expense increase by $8,116,269 for the nine months ended September 30, 2021, compared to the same period in 2020, primarily due to the issuance of the 1,000 shares of the Company’s Series CC Convertible Preferred Stock to Lans Holdings Inc. terminated and replaced with a cash payment as consideration. The Company shall pay Lans Holdings Inc., by delivery in escrow, an amount equal to $8,200,000, offset by $83,731 the value of the 1,000 shares of the Company’s Series CC Convertible Preferred Stock terminated.

Other expense

Other expense decreased by $9,415,227 for the nine months ended September 30, 2021, compared to the same period in 2020, primarily as a result of the change in fair market value of the convertible notes in 2020 offset by increase in amortization of discounts and settlement of lawsuit in 2021.

Net Loss

We recorded a net loss of $11,313,825 for the nine months ended September 30, 2021, as compared with a net loss of $11,645,528 for the same period ended September 30, 2020.

Liquidity and Capital Resources

Since inception, the Company has financed its operations through private placements and convertible notes. The following is a summary of the cash and cash equivalents as of September 30, 2021 and December 31, 2020.

	September 30,	December 31,
	2021	2020	$ Change	% Change
Cash and cash equivalents	$2,528,892	$42,534	$2,486,358	5,845.58%

Summary of Cash Flows

Below is a summary of the Company’s cash flows for the nine months ended September 30, 2021 and 2020.

	For the Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(1,129,835)	$(225,806)
Net cash provided by (used in) investing activities	666,647	(175,000)
Net cash provided by financing activities	11,149,546	436,900
Net increase in cash and cash equivalents	$10,686,358	$36,094

Operating activities

Net cash used in operating activities was $1,129,835 during the nine months ended September 30, 2021 and consisted of a net loss of $11,313,825, which was offset by a net change in operating assets and liabilities of $9,161,467 and non-cash items of $1,022,522. The primary non-cash items for the nine months ended September 30, 2021, consisted of amortization of debt discount of $500,338 and shares issued for services and settlement of debt of $502,645. The significant change in operating assets and liabilities was an increase in accounts payable and accrued liabilities along with amount due Lans Holdings.

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

Investing activities

Net cash provided by investing activities was $666,647 consisted of cash acquired in business combination and cash to Global Stem Cells Group Inc. during the nine months ended September 30, 2021, as compared to net cash paid for deposit on acquisition of $175,000 during the same period in 2020.

Financing activities

Net cash provided by financing activities was $11,149,546 consisted of proceeds received from the issuance of promissory notes offset by principle payment on debt for the nine months ended September 30, 2021, as compared to net cash provided by financing activities of $436,900 during the same period in 2020 consisted of proceeds received from the issuance of promissory notes of $596,900 offset by $160,000 from repurchase of preferred stock.

Going Concern

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, resulting in an accumulated deficit of approximately $45,098,988 as of September 30, 2021 and future losses are anticipated. These factors, among others, generally tend to raise substantial doubt as to its ability to obtain additional long-term debt or equity financing in order to have the necessary resources to further design, develop and launch the website and market the Company’s new service.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, the Company had no off-balance sheet arrangements.

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

Stock Based Compensation

Share-based compensation issued to employees is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. The Company measures the fair value of the share-based compensation issued to non-employees at the grant date using the stock price observed in the trading market (for stock transactions) or the fair value of the award (for non-stock transactions), which were considered to be more reliably determinable measures of fair value than the value of the services being rendered.

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

(4)	Allocate the transaction price to each performance obligation in the contract

(5)	Recognize revenue when each performance obligation is satisfied

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the period ended September 30, 2021 and December 31, 2020.

The Company’s revenue stream is acquiring rare coins and banknotes from Latin America at reduced costs and viable cell therapy and immune support related products along with physician training The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product to a customer. Revenue is measured based on the consideration the Company receives in exchange for those products.

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

At September 30, 2021 and December 31, 2020, the carrying amounts of the Company’s financial instruments, including cash, account payables, and accrued expenses, approximate their respective fair value due to the short-term nature of these instruments.

At September 30, 2021 and December 31, 2020, the Company does not have any assets or liabilities except for derivative liabilities and convertible notes payable required to be measured at fair value in accordance with FASB ASC Topic 820, Fair Value Measurement.

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

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the nine months ended September 30, 2021. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.	We have inadequate controls to ensure that information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting. Management evaluated the impact of the lack of timely communication between non–financial personnel and financial personnel on our assessment of our reporting controls and procedures and has concluded that the control deficiency represented a material weakness.

4.	Certain control procedures were unable to be verified due to performance not being sufficiently documented. As an example, some procedures requiring review of certain reports could not be verified due to there being no written documentation of such review. Management evaluated the impact of its failure to maintain proper documentation of the review process on its assessment of its reporting controls and procedures and has concluded deficiencies represented a material weakness.

5.	The Company has no formal control process related to the identification and approval of related party transactions.

6.	The Company failed to properly record the debt and warrants issued in the acquisition of Global Stem Cells Group Inc. (“GSCG”) at their relative fair values and failed to properly use the effective method of recording the debt discount and interest expense relating to that debt.

7.	The Company failed to properly account for the sale of future revenues with Growth Ventures as debt and part of the purchase accounting of the acquisition.

8.	The Company failed to account for the acquisition of GSCG using the full purchase accounting method in accordance with ASC 805.

To address these material weaknesses, management engaged financial consultants, performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. We have not remedied the material weaknesses as of September 30, 2021. The Company plans to take remedial action to address these weaknesses during the fiscal year ended 2021.

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

On June 23, 2021, the Company entered into settlement agreement of the Joseph Canouse lawsuit for consideration of $300,000 in cash and 1,092,866 shares of common stock in the amount of $213,109. The $513,109 settlement was offset by the $282,500 which was recorded in accounts payable as of December 31, 2017 resulting in expense of $231,109 during the nine months ended September 30, 2021.

Item 1A.  Risk Factors

See risk factors included in our Annual Report on Form 10-K for 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 18, 2021, Meso Numismatics, Inc. completed its acquisition of Global Stem Cells Group Inc., through a Stock Purchase Agreement acquiring all the outstanding capital stock of Global Stem Cells Group Inc and issued a total of 1,000,000 shares of Series AA Preferred Stock and, 8,974 shares of Series DD Preferred Stock to Benito Novas.

On August 18, 2021, in consideration of mutual covenants set forth in the Professional Service Consulting Agreement, Dave Christensen, was granted 896 shares of Series DD Preferred Stock as compensation. An amount of 448 shares are issued on August 18, 2021 and the remaining 448 to be issued February 18, 2022.

During the nine months ended September 30, 2021, the Company issued warrants to purchase 80,000,000 shares of common stock, at weighted average exercise prices of $0.092 per share. These warrants expire three years from issuance date.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in Extensible Business Reporting Language (XBRL).
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

**	Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Dated December 22, 2021	MESO NUMISMATICS, INC.

	By:	/s/ David Christensen
David Christensen
President, Chief Executive Officer, Chief Financial Officer, Secretary and Director (Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)