Form 10-K
period 2021-12-31
MESO NUMISMATICS, INC.
filed 2022-05-05
CIK 1760026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter $2,282,559.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 12,161,403 shares as of April 29, 2022

i

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

Overview

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

On August 18, 2021, through a Stock Purchase Agreement in which 100% of the outstanding shares of Global Stem Cell Group, Inc. were acquired for $225,000 in cash, the issuance of 1,000,000 shares of preferred series AA stock and the issuance of 8,974 shares of preferred series DD stock and the Company acquired the assets and assumed the liabilities of Global Stem Cells Group, Inc. In addition, the company has allocated $8.2M for delivery to an escrow account being set up by LANs holdings.

There are currently 50,000 shares of Series AA Preferred Stock held by David Christensen, the Company’s CEO. As a result of the issuance of 1,000,000 shares of Series AA Preferred Stock to Benito Novas, a change of control has occurred. The amended certificate of designation for the Series AA Preferred Stock provides that all of the holders of the Series AA Preferred Stock together, voting separately as a class, shall have an aggregate vote equal to sixty-seven (67%) percent of the total vote on all matters submitted to the stockholders. The amended certificate of designation for the Series AA Preferred Stock further provides that a unanimous consent of the holders of Series AA Preferred Stock is necessary for, among other things, a change in control of the Company, requiring the votes of both Messrs. Christensen and Novas.

Global Stem Cell Group Operations

Global Stem Cells Group’s operations are dedicated to the regenerative medicine industry. We work with doctors and their staff to provide products, solutions, equipment, services, and training to help them be successful in the application of Stem Cell Therapies. Our team combines solutions from extensive clinical research with the manufacturing and commercialization of viable cell therapy and immune support related products that we believe will change the course of traditional medicine around the world forever. Our strategy allows us the ability to create immediate revenue streams through product sales, distribution, and clinical applications, driven by our extensive education platform. Our revenue comes directly from the training and the seminars, from the resale of these kits, products, and equipment, services, and from the reoccurring application of our process using the kits and solutions we provide.

Global Stem Cells Group is a leader in the Stem Cell and Regenerative Medicine fields, covering clinical research, patient applications, along with physician training through our state-of-the-art global network of companies. The Company’s mission is to enable physicians to make the benefits of stem cell medicine a reality for patients around the world. They have been educating doctors on the science and application of cell-based therapeutics for the past 10 years. Our professional trademarked association “ISCCA” INTERNATIONAL SOCIETY FOR STEM CELL APPLICATION is a global network of medical professionals that leverages these multinational relationships to build best practices and further our mission.

The Company envisions the ability to improve “health-span” through the discovery and developments of new cellular therapy products, and cutting-edge technology.

Global Stem Cells Group, as almost everyone else in the world, was severely affected by the covid 19 pandemic. As we look to recover in 2022, we are integrating every aspect of the regenerative medicine industry. During 2022, we plan to add manufacturing and commercialization of viable cell therapy and immune support related products that we believe will change the course of traditional medicine around the world forever.

We believe this strategy will allow us the ability to increase our current revenues and create immediate revenue streams through product sales, distribution, and clinical applications, driven by our extensive education platform here are our main projects and revenue generators for 2022 and beyond.

Manufacturing Facilities

Permanent Treatment Center of Excellence and Physician Training in Istanbul, Turkey

Our Flagship Operation in “Istanbul Center” deploys well-targeted combinations of Exosomes, allogeneic human Mesenchymal cells, autologous bone marrow, and Adipose derived stem cells to treat a wide array of diseases and debilitating medical conditions.

Since 2018, we have completed over 7 industry seminars and training sessions in Istanbul. Through our joint venture/partnership with Biotrend Technology that was completed in February this year, our treatment plans are focused mostly on a systemic and/or whole-body approach. This new processing facility works with our local partner to provide the latest in Stem Cell Therapies to many of those in this region who have no access to these kinds of cutting-edge medical solutions. Our physician training services will help educate and generate demand for our solutions, services, and products.

Biotrend Technology’s CEO, Dr Salih Yildrim, is the acting ISSCA Director and this center operates under our brand Global Stem Cell Group name. Biotrend Technology is a fully staffed facility that operates also in other forms or regenerative health procedures that we do not participate in. This Joint Venture operates as a pure revenue sharing agreement whereas we do not own the lease, employees, or any other P&L expenses. They operate under the GSCG name, utilizing our products, services, training, and procedures. Dr. Salih Yildirim sits on our GSCG staff and is the Director of Overseas Operations. He functions as the International Relations Program Manager at Cleveland Clinic Turkey and is GSCG’s Managing Director over BioTrend Medical International. He is also engaged in consulting and identifying business development opportunities locally and regionally

Cell Therapy Product Manufacturing Facility in Cancun Mexico

The Cancun facility that is to begin operations in July of 2022 has been accredited both by the Mexican General Health Council and Cofepris (Mexican FDA). GSCG’s processing operation is in the well-known HELLIMEX, S.A. DE CV building, a high-rise office of leased suites that provide a multitude of other professional services.

We have assembled a highly qualified team of medical professionals and technicians that specialize in GSCG’s processes, solutions, and services. Our processing facilities in Cancun is top-notch, and include a laboratory to culture-expand cells, a process that yields better patient results, and a cryopreservation unit to keep these extracted samples stored safely until they are needed. This Laboratory/ Treatment Center will have the latest technologies available including NK Cell Therapy CAR T-cell for cancer treatment and produce full Lines of Msc and Exosomes. Our model is to work hand-in-hand with the patients’ physicians to provide a total quality experience in this innovative industry. Our revenue is derived from training doctors, providing services to each patient that these doctors bring to us for treatments, and the solutions and products they utilize.

Cell Therapy Product manufacturing facility in Dubai UAE

Similar to Cancun, we are in the process of building out a leased suite and equipping this facility in the well-known healthcare city DUBAI UAE. This facility will serve patients and physicians from the Middle East and Asia and will have the same capabilities as our Cancun counterpart.

Products

Solidifying and increasing our Presence worldwide www.cellgenic.com, we are completing our new catalog of Cell Therapy products manufactured completely in house as opposed of our previous re seller model. This new series of products include:

●	CELLGENIC FLOW EXOSOMES This is the company’s flagship product, which stands ready to revolutionize the practice of regenerative medicine as we know it today. Exosomes are extracellular vesicles that float freely within the blood, very much like platelets. These are cell-derived non-particles that play a pivotal role in cell-to-cell communication that are involved in a wide range of physiological processes. Exosomes play an important role in the transfer of proteins and other bioactive molecules between cells and regulate gene expression in recipient cells, thus influencing various molecular pathways and have a wide range of therapeutic implications, including hair loss and pain management.

●	CELLGENIC MSC (Mesenchymal Stem Cell) This product excretes growth factors, cytokines, and proteins, which all play a key role in the regeneration of tissue. Their anti-inflammatory and immunomodulatory properties mean that it is difficult for them to be rejected by the body. Additionally, they increase blood flow to the vital organs that need it the most. MSC has immunomodulatory effects that have an effect on macrophages, neutrophils, NK cells, mast cells and dendritic cells in innate immunity with known anti-inflammatory benefits.

●	CELLGENIC LUMA (Lyophilized Exosomes) is derived from human umbilical cord mesenchymal stem cells and includes potent growth factors, peptides, coenzymes, minerals, amino acids, vitamins and UV radiation reducing agents for skin revitalization. Exosomes are extracellular vesicles, which is the medical term for tiny bubbles that are released from stem cells. Exosomes carry genetic information and proteins to cells throughout your body, and they create paths for communication between cells to help combat aging skin, environmental damage and loss of elasticity and tone.

●	VITANOVAS is a mobile IV infusion company that provides in-home treatments to patients in need of immune modulation to help fight infections, viruses, and diseases.

●	GCELL RESTORE GCell technology is a closed-system medical device that harnesses the natural and powerful restorative capabilities of adipose tissue. It is a cutting-edge tool that utilizes micrograft technology to harness the natural and powerful restorative capabilities of adipose tissues. This is a precise system that is able to process a stem cell sample from adipose tissue in less than half of the time that it would take a physician to do so through traditional means. This allows the patient to be more comfortable throughout the shorter procedure, as less anesthesia is also required than when operating under traditional means. The GCell is a minimally invasive, portable machine that allows physicians to fully unlock the potential of regenerative medicine as a component in their practice.

●	CELLGENIC SVF is an isolation kit system that has all the ingredients and consumables for the extraction of adipose-Derived Stem cells from fat. This complete kit it is currently being used in clinical procedures for lung disease, intra-articular injections for osteoarthritis of the knee and hip, cosmetic surgery, dermal injection, stem cell enriched fat transfer, wounds chronic ulcers among other chronic conditions.

●	CELLGENIC BONE MARROW Cell isolation protocols usually include density gradient centrifugation. With careful attention to detail the BMC system gently and precisely processes bone marrow aspirate for the purest concentration of these cells at the point of care. BMC is part of a developmental effort to provide an effective therapy that is low risk. It recovers a large percentage of platelet rich plasma and other total nucleated cells in a treatment sample. It is a closed system with strong performance outcomes and outstanding product stability.

●	CELLGENIC PRP (Platelet Rich Plasma) is used to encourage healing and reduce inflammation. As a concentrated source of autologous platelets, PRP contains several growth factors and other cytokines that can stimulate the healing of soft tissues.

Global Stem Cells Group’s future is looking bright as we look to bounce back from the pandemic effect on our operations. We are uniquely positioned to reach our revenue goals due to our global presence and network of independent businesses. We stand positioned to give the world access to the full spectrum of everything regenerative medicine can offer-- from being a source for products themselves, to sourcing equipment, to treating patients. We are able to do this because of our decade of experience in the field, and because of the world-class leadership and organization of the Group.

Leaders in stem cell medicine trust the high quality of Global Stem Cells Group’s world-class stem cell therapies, and physicians all over the world have come to value it as a trusted source for the newest ground-breaking research and development in the field of regenerative Medicine.

Patents and Proprietary Rights

We are committed to the protection of our intellectual property of proprietary products and process as well as trademarks and other methods described below.

Our business includes the development of proprietary cell therapy products as well as revenue generating physician and patient based regenerative medicine / cell therapy training services, cell collection and cell storage services, the sale of cell collection and treatment kits for humans and animals, and the operation of a cell therapy clinic.

On February 19, 2019, the U.S. Patent and Trademark Office (“USPTO”) filed US service trademark, 5,682,488 which claims exclusive us of “ISCCA” as INTERNATIONAL SOCIETY FOR STEM CELL APPLICATION to Stem Cell Training Inc a Florida Corporation.

On April 30, 2019, the U.S. Patent and Trademark Office (“USPTO”) granted US service trademark, 5,739,089 which claims exclusive us of “ISCCA” as INTERNATIONAL SOCIETY FOR STEM CELL APPLICATION to Stem Cell Training Inc a Florida Corporation.

We own proprietary protocols for the harvesting and isolation of Stem Cells Derived from the adipose tissue and Bone marrow.

We also own proprietary standard operating procedures for the manufacturing of allogeneic cellular therapy products derived from perinatal tissue.

None of these protocols or IP have been patented.. However, we rely on our own trade secrets and proprietary know-how to protect our technology and maintain our competitive position, since patent protection may not be available or applicable to our technology.

Competition

We face competitors in many different segments of our business models. We face intense competition from companies with much larger capital resources than us, and, as a result, we could struggle to attract customers and gain market share. Many of our existing or future competitors have greater financial resources and greater brand name recognition than we do and, as a result, may be better positioned to adapt to changes in the industry or the economy as a whole. We will strive to advance our products and technology in each of these sectors ahead of our competitors to gain market share. We also face intense competition in attracting and retaining qualified employees. Our ability to continue to compete effectively will depend upon our ability to attract new employees, retain and motivate our existing employees and to compensate employees competitively. We face significant competition in several aspects of our business, and such competition might increase, particularly in the market for regenerative therapies.

Our competitors may announce new products, services or enhancements that better address changing industry standards on regenerative care. Any such increased competition could cause pricing pressure, loss of business or decreased customer purchases, any of which could adversely affect our business and operating results.

We believe that we have competitive strengths and protection via our depth of services and products that we offer in the regenerative medicine field, including, but without limitation to, cell therapy products, isolation systems, physician training, laboratory build outs, medical tourism, and more.

While there are particular or specific competitors in any one of these areas, no one is currently providing the full service one stop solution for such a complete range of offerings in this industry as we are.

Furthermore, we compete by becoming a resource, creating standards of practice, advancing the Stem Cell field in general, and by connecting associates and partners in many different aspects of the business.

Government Regulations

Although Stem Cell therapy is heavily regulated in the US by the Food and Drug administrator, Global Stem Cells group does not focus its business portfolio in US markets, to this end, we have suspended operations in the US. As such, we are not constrained by FDA regulatory jurisdictions. We now operate exclusively in countries where clear regulatory pathways to manufacturing and practice exist.

Marketing

Global Stem Cell Group uses its vast network of professionals in the regenerative and therapeutic industries to market and grow our business. Training seminars held on location in more than a dozen international locations have helped drive the attraction that is bringing new business to our group. The ISCCA is our professional association and is a global network of medical professionals that leverages these multinational relationships to build best practices and further our mission. Our physician training services educate and generate continued reoccurring demand for our solutions, services, and products.

The more we educate physicians about our products and services, the more physician referrals we have received. It has been a difficult task to introduce new methodologies to physicians with more traditional views, but word of mouth has played a crucial role in the growth of our company and our reputation in the industry. We believe our website will further expand our growth as new physicians have an easy to understand synopses of our how our products and services may assist with and benefit their patients. We believe that as our network of physicians widens we will experience significant growth from repeat business from existing clients and with new business from patient referrals.

Numismatics Operations

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

As of December 31, 2021, the Company is working on an inventory tracking system by serial number. Until such time the inventory costs cannot be properly confirmed, therefore any inventory balances are expensed during each reporting period.

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

Employees

As of December 31, 2021, the Company had 1 full-time employee.

Corporate History

The Company was originally founded in 1999 as Spectrum Ventures LLC, a private company, registered in Tacoma, WA, for the purpose of developing, marketing and selling voice over IP products and services. In 2002, the Company changed its name to Nxtech Wireless Cable Systems, Inc. In August 2007, the Company changed its name to Oriens Travel & Hotel Management Corp. In November 2014, the Company changed its name to Pure Hospitality Solutions, Inc. During 2014, the Board of Directors of the Company deemed it in the best interests of the Company and its shareholders to switch directions and become involved in the business of numismatics, specifically the collection and ultimately the sale of coins, paper currency, bullion and medals. On November 21, 2016 the Company (formerly known as Pure Hospitality Solutions, Inc. a Nevada corporation) entered into an agreement with Meso Numismatics, Corp., a Florida corporation. The respective Boards of Directors of the Pure Hospitality Solutions, Inc. and Meso Numismatics, Corp., at that time, determined that it was advisable and to the advantage of and the best interests of Pure Hospitality Solutions, Inc. and its shareholders and Meso Numismatics, Corp. and its stockholders that Meso Numismatics, Corp. merge with and into Pure Hospitality Solutions, Inc. (the “Merger”). It was at that time, Mr. Melvin Pereira, our prior Chief Executive Officer, who controlled both, Pure Hospitality Solutions, Inc. and Meso Numismatics, Corp. that the Company acquired common control of Meso Numismatics, Corp. and the assets there held. At the completion of the Merger, Meso Numismatics Corp. ceased to exist. In September of 2018 the Company effected a name change and changed its name from Pure Hospitality Solutions, Inc. to Meso Numismatics, Inc.

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

The report of our independent registered public accounting firm with respect to our financial statements as of December 31, 2021 and for the year then ended indicates that our financial statements have been prepared assuming that we will continue as a going concern. The report states that, he Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Our plans in regard to these matters are described in Note 2 to our audited financial statements as of December 31, 2021 and 2020 and for the years then ended.

WE COMPETE WITH A NUMBER OF COMPANIES IN OUR SPACE AND FACE INCREASED COMPETITION FROM SUCH COMPANIES.

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

In our cell therapy operations, we face competitors in many different segments of our business models. We face intense competition from companies with much larger capital resources than us, and, as a result, we could struggle to attract customers and gain market share. Many of our existing or future competitors have greater financial resources and greater brand name recognition than we do and, as a result, may be better positioned to adapt to changes in the industry or the economy as a whole. We will strive to advance our products and technology in each of these sectors ahead of our competitors to gain market share. We also face intense competition in attracting and retaining qualified employees. Our ability to continue to compete effectively will depend upon our ability to attract new employees, retain and motivate our existing employees and to compensate employees competitively. We face significant competition in several aspects of our business, and such competition might increase, particularly in the market for regenerative therapies.

Our competitors may announce new products, services or enhancements that better address changing industry standards on regenerative care. Any such increased competition could cause pricing pressure, loss of business or decreased customer purchases, any of which could adversely affect our business and operating results.

We believe that we have competitive strengths and protection via our depth of services and products that we offer in the regenerative medicine field, including, but without limitation to, cell therapy products, isolation systems, physician training, laboratory build outs, medical tourism, and more.

While there are particular or specific competitors in any one of these areas, no one is currently providing the full service one stop solution for such a complete range of offerings in this industry as we are.

Furthermore, we compete by becoming a resource, creating standards of practice, advancing the Stem Cell field in general, and by connecting associates and partners in many different aspects of the business.

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

The Operations and Commercialization of Stem Cell Therapies is an exciting, new, and integral part of the emerging Regenerative Medicine market, BUT The field remains in its infancy.

As with all new technologies, products, practices and solutions, there are inherit risks related to our industry and business.

The field of stem cell therapy is relatively new, and not yet widely adopted by the medical community, and because of that infancy, it may have an adverse effect on our ability to reach potential physicians that are skeptical of the benefits or have questions about the risks, and thus, we may run into resistance in the marketing of our products and services. Stem cell therapies may be susceptible to various risks, including side effects, unintended immune system responses, inadequate therapeutic efficacy, and lack of acceptance by physicians, hospital, and the patients themselves.

Our experience and others have shown that physicians are historically slow to adopt new treatment methods based on new technologies, like ours, when existing and trusted methods continue to be supported by established practitioners. Overcoming these obstacles often requires significant marketing expenditures, product performance, cost cutting and/or decreased pricing. We believe the skepticism to be a significant barrier as we attempt to gain market penetration with our products and services. Failure to achieve market acceptance of our products and services would have a material adverse effect on our financial condition.

Additionally, part of our success will depend on continuing to establish and maintain effective strategic partnerships and collaborations with our international partners, which may impose challenges, restrictions, and or financial impacts to our business.

As we apply our business strategy of establishing and maintaining strategic relationships, we believe this will allow us to expand and complement our products, training, support and commercialization capabilities. This we believe will allow us to reduce costs with greater economies of scale, and leverage a greater source of market intelligence, with crucial meta data gathered of Stem Cell Therapies applied to a full spectrum across global applications. Notwithstanding, there can be no assurances that we will favorably maintain all current or successfully add new relationships to successfully advance our business.

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

OUR SERIES AA HOLDERS POSSESS SIGNIFICANT VOTING POWER WITH RESPECT TO OUR VOTING STOCK, WHICH WILL LIMIT YOUR INFLUENCE ON CORPORATE MATTERS.

There are currently 50,000 shares of Series AA Preferred Stock held by David Christensen, the Company’s CEO. As a result of the issuance of 1,000,000 shares of Series AA Preferred Stock to Benito Novas, a change of control has occurred. The amended certificate of designation for the Series AA Preferred Stock provides that all of the holders of the Series AA Preferred Stock together, voting separately as a class, shall have an aggregate vote equal to sixty-seven (67%) percent of the total vote on all matters submitted to the stockholders. The amended certificate of designation for the Series AA Preferred Stock further provides that a unanimous consent of the holders of Series AA Preferred Stock is necessary for, among other things, a change in control of the Company, requiring the votes of both Messrs. Christensen and Novas.

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

As of December 31, 2021, our authorized capital consists of 6,500,000,000 shares of common stock and 11,000,000 shares are authorized as preferred stock, both with a par value of $0.001 per share. Our Board, without any action by our stockholders, may designate and issue shares of preferred stock in such series as it deems appropriate and establish the rights, preferences and privileges of such shares, including dividends, liquidation and voting rights, provided it is consistent with Delaware law.

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

Holders

As of April 29, 2022, we had 144 shareholders of common stock per transfer agent’s shareholder list.

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

On August 18, 2021, in consideration of mutual covenants set forth in the Professional Service Consulting Agreement, Dave Christensen, was granted 896 shares of Series DD Preferred Stock as compensation. An amount of 448 shares are issued on August 18, 2021 and the remaining 448 to be issued February 18, 2022, both grants valued at $251,535 each.

On December 23, 2021, the Company issued 52,659 shares of common stock for consulting services which were valued in the amount of $10,000.

During the year ended December 31, 2021, the Company issued warrants to purchase 87,500,000 shares of common stock, at weighted average exercise prices of $0.091 per share. These warrants expire three years from issuance date.

During the year ended December 31, 2021 and 2020, we issued securities that were not registered under the Securities Act, and were not previously disclosed in a Current Report on Form 8-K as listed below. Except where noted, all of the securities discussed in this Item 5 were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

ITEM 6. [Reserved]

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

Results of Operations

Below is a summary of the results of operations for the years ended December 31, 2021 and 2020.

	For the Years Ended December 31
	2021	2020	$ Change	% Change
Revenue	$475,261	$55,082	$420,179	762.82%
Cost of revenue	330,013	43,954	286,059	650.81%
Gross profit	145,248	11,128	134,120	1,205.25%

Operating expenses
Advertising and marketing	134,144	247	133,897	54,209.31%
Professional fees	966,974	145,624	821,350	564.02%
Officer compensation	567,932	270,581	297,351	109.89%
Depreciation and amortization	40,858	800	40,058	5,007.25%
Investor relations	100,496	12,430	88,066	708.50%
General and administrative-related party	8,116,269	-	8,116,269	0.00%
General and administrative	151,339	29,866	121,473	406.73%
Total operating expenses	10,078,012	459,548	9,618,464	2,093.03%

Other income (expense)
Interest expense	(2,724,351)	(4,204,326)	1,479,975	-35.20%
Loss on conversion of debt	-	(9,663)	9,663	-100.00%
Derivative financial instruments	3,744	(1,233,277)	1,237,021	-100.00%
Settlement of lawsuit	(231,109)	-	(231,109)	0.00%
Net income (loss)	$(12,884,480)	$(5,895,686)	$(6,988,794)	118.54%

Revenue

Revenue increased by 762.82% in the amount of $420,179 for the years ended December 31, 2021, compared to the same period in 2020. The key reason for the increase in revenue was a result of the acquisition of Global Stem Cells Group, Inc. on August 18, 2021. Revenue from viable cell therapy and immune support related products along with physician training was $437,887 from August 19, 2021 to December 31, 2021, offset by a decrease in sale of coins, metals and paper money of $17,708 for the years ended December 31, 2021, compared to the same period in 2020.

Listed below are the revenues, cost of revenues and gross profits by Company for the years ended December 31, 2021:

	For the Year Ended December 31, 2021
	Global Stem Cells Group	Meso Numismatics	Total
Revenue	$437,887	$37,374	$475,261
Cost of revenue	287,750	42,263	330,013
Gross profit	$150,137	$(4,889)	$145,248
Gross Profit %	34.29%	-13.08%	30.56%

Operating expenses

Operating expenses increased by 2,093.03% in the amount of $9,618,464 for the years ended December 31, 2021, compared to the same period in 2020. Listed below are the major changes to operating expenses:

Professional fees increased by $821,350 for the years ended December 31, 2021, compared to the same period in 2020, primarily due to $146,000 in legal, $433,000 in consulting and $138,000 in audit and accounting expenses.

Officer compensation increased by $297,351 for the years ended December 31, 2021, compared to the same period in 2020, primarily due to the issuance of 896 shares of Series DD Preferred Stock of the Company to Dave Christensen, current Director, President, Chief Executive Officer, Chief Financial Officer and Secretary as compensation pursuant to the Professional Service Consulting Agreement. The $503,072 value of the 896 shares of Series DD Convertible Preferred Stock is based on converting into a number of fully paid and nonassessable shares of common stock determined by multiplying the number of issued and outstanding shares of common stock of the Company on the date of conversion by 3.17 conversion price offset by the $166,795 value of the 50,000 shares of Series AA Super Voting Preferred Stock to Mr. David Christensen in 2020 along with $45,000 to Melvin Pereira in 2020.

General and administrative-related party expense increase by $8,116,269 for the years ended December 31, 2021, compared to the same period in 2020, primarily due to the issuance of the 1,000 shares of the Company’s Series CC Convertible Preferred Stock to Lans Holdings Inc. terminated and replaced with a cash payment as consideration. The Company paid Lans Holdings Inc., by delivery in escrow, an amount equal to $8,200,000, offset by $83,731 the value of the 1,000 shares of the Company’s Series CC Convertible Preferred Stock terminated.

Other expense

Other expense decreased by $2,495,550 for the years ended December 31, 2021, compared to the same period in 2020, primarily as a result of the change in fair market value of the convertible notes in 2020 offset by increase in amortization of discounts and settlement of lawsuit in 2021.

Net Loss

We recorded a net loss of $12,884,480 for the years ended December 31, 2021, as compared with a net loss of $5,895,686 for the same period ended December 31, 2020.

Liquidity and Capital Resources

Since inception, the Company has financed its operations through private placements and convertible notes. The following is a summary of the cash and cash equivalents as of December 31, 2021 and December 31, 2020.

	December 31,	December 31,
	2021	2020	$ Change	% Change
Cash and cash equivalents	$2,978,525	$42,534	$2,935,991	6,903%

Summary of Cash Flows

Below is a summary of the Company’s cash flows for the years ended December 31, 2021 and 2020.

	For the Years Ended December 31,
	2021	2020
Net cash used in operating activities	$(9,878,664)	$(322,745)
Net cash provided by (used in) investing activities	666,467	(175,000)
Net cash provided by financing activities	12,148,188	516,900
Net increase in cash and cash equivalents	$2,935,991	$19,155

Operating activities

Net cash used in operating activities was $9,878,664 during the year ended December 31, 2021 and consisted of a net loss of $12,884,480, which was offset by a net change in operating assets and liabilities of $1,545,861 and non-cash items of $1,459,955. The primary non-cash items for the year ended December 31, 2021, consisted of amortization of debt discount of $893,959 and shares issued for services and settlement of debt of $494,645. The significant change in operating assets and liabilities was an increase in accounts payable and accrued liabilities.

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

Investing activities

Net cash provided by investing activities was $666,467 consisted of cash acquired in business combination and cash to Global Stem Cells Group Inc. during the year ended December 31, 2021, as compared to net cash paid for deposit on acquisition of $175,000 during the same period in 2020.

Financing activities

Net cash provided by financing activities was $12,148,188 consisted of proceeds received from the issuance of promissory notes offset by principle payment on debt for the year ended December 31, 2021, as compared to net cash provided by financing activities of $516,900 during the same period in 2020 consisted of proceeds received from the issuance of promissory notes of $701,900 offset by $160,000 from repurchase of preferred stock.

Going Concern

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, resulting in an accumulated deficit of approximately $46,669,643 and a working capital deficit of $1,200,000 as of December 31, 2021 and future losses are anticipated. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue its operations as a going concern is dependent on management’s plans, which include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.

We currently do not see any need to raise additional capital at this time. Our current capital investors are on favorable terms, and we expect that we will be able to execute our business plan, grow the business and start generating greater revenue. We have no current plans to restrict our operations at this time. The Company may require additional funding to finance the growth of its current and expected future operations as well to achieve its strategic objectives. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

As of December 31, 2021, the Company had no off-balance sheet arrangements.

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

New Accounting Pronouncements

In March 2020, the FASB issued optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting and subsequently issued clarifying amendments. The guidance provides optional expedients and exceptions for accounting for contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued because of reference rate reform. The optional guidance is effective upon issuance and can be applied on a prospective basis at any time between January 1, 2020 through December 31, 2022. The Company is currently evaluating the impact of adoption on its consolidated financial statements. The Company is progressing in its evaluation of LIBOR cessation exposures, including the review of debt-related contracts, leases, business development and licensing arrangements, royalty and other agreements. The Company has amended certain agreements and continues to review other agreements for potential impacts. With regard to debt-related exposures in particular, all existing interest rate swaps linked to LIBOR will mature in 2022. The Company is still evaluating the impact to its LIBOR-based debt. Based on its evaluation thus far, the Company does not anticipate a material impact to its consolidated financial statements as a result of reference rate reform.

In October 2021, the FASB issued amended guidance that requires acquiring entities to recognize and measure contract assets and liabilities in a business combination in accordance with existing revenue recognition guidance. The amended guidance is effective for interim and annual periods in 2023 and is to be applied prospectively. Early adoption is permitted on a retrospective basis to the beginning of the fiscal year of adoption. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements for prior acquisitions; however, the impact in future periods will be dependent upon the contract assets and contract liabilities acquired in future business combinations.

In November 2021, the FASB issued new guidance to increase the transparency of transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. The guidance requires annual disclosures of such transactions to include the nature of the transactions and the significant terms and conditions, the accounting treatment and the impact to the company’s financial statements. The guidance is effective for annual periods beginning in 2022 and is to be applied on either a prospective or retrospective basis. The Company is currently evaluating the impact of adoption on its consolidated financial statements.

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

The Company’s main sources of revenue are comprised of the following:

●	Revenue is derived from activities in training, reselling equipment, products, and services.

●	Training-GSCG offers a Stem Cell & Exosomes Certification Program where physicians attending this training sessions will take advantage of a full review of stem cell biology, characterization and regenerative properties of cells and cell products, cytokines and growth factors and how can be apply in the clinic. The physicians will pay for the training sessions upfront and receives all the material and certificate upon completion of seminar which is when revenue is recognized by GSCG.

●	Products-Physicians can order SVF Kits through GSCG which includes EC Certificate from Institute for Testing and Certificating, Inc. SVT Kits are paid for upfront and shipped from third party directly to physicians. Revenue is recognized by GSCG when product is shipped.

●	Equipment- Physicians can order equipment through GSCG which includes warranty from manufacture of equipment. Equipment is paid for upfront and shipped from manufacture directly to physicians. Revenue is recognized by GSCG when product is shipped.

●	Rare coins and banknotes-MESO acquires rare coins and banknotes from Latin America at reduced costs and sales through its website and auctions.

The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product to a customer. Revenue is measured based on the consideration the Company receives in exchange for those products.

Use of Estimates

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant estimates included in these financial statements are associated with accounting for the derivative liability valuations, valuation of preferred stock, fair value estimates, valuation of assets and liabilities in business combination and in its going concern analysis.

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

At December 31, 2021 and December 31, 2020, the carrying amounts of the Company’s financial instruments, including cash, account payables, and accrued expenses, approximate their respective fair value due to the short-term nature of these instruments.

At December 31, 2021 and December 31, 2020, the Company does not have any assets or liabilities except for derivative liabilities related to convertible notes payable required to be measured at fair value in accordance with FASB ASC Topic 820, Fair Value Measurement.

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

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the year ended December 31, 2021. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We have inadequate controls to ensure that information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting. Management evaluated the impact of the lack of timely communication between non–financial personnel and financial personnel on our assessment of our reporting controls and procedures and has concluded that the control deficiency represented a material weakness.

3.	The Company failed to account for the acquisition of GSCG using the full purchase accounting method in accordance with ASC 805.

To address these material weaknesses, management engaged financial consultants, performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. We have not remedied the material weaknesses as of December 31, 2021. The Company plans to take remedial action to address these weaknesses during the fiscal year ended 2022.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the year ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except the implementation of the controls identified above.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our current director and executive officer and his age are listed below.

Name	Current Age	Position
David Christensen	56	President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer), Secretary and Director

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

Term of Office

Our directors are appointed at the annual meeting of shareholders and hold office until the annual meeting of the shareholders next succeeding his or her election, or until his or her prior death, resignation or removal in accordance with our bylaws. Our officers are appointed by the Board and hold office until the annual meeting of the Board next succeeding his or her election and until his or her successor shall have been duly elected and qualified, subject to earlier termination by his or her death, resignation or removal.

Section 16(a) Beneficial Ownership Reporting Compliance

As December 31, 2021, based on a review solely of the filings made under Section 16 of the Exchange Act, all reports were timely filed

ITEM 11. EXECUTIVE COMPENSATION.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2021 and 2020.

EXECUTIVE OFFICER COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Melvin Pereira	2020	48,786							48,786
Chief Former Executive Officer (PEO/PFO)	2021

David Christensen	2020	55,000		166,795					221,795
President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer), Secretary And Director	2021	60,000		503,072					563,072

Outstanding Equity Awards at the End of the Fiscal Year

We do not have any equity compensation plans and therefore no equity awards are outstanding as of December 31, 2021.

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

Employment Agreements

On August 18, 2021, the Company entered into a three year Consulting Agreement with ETC (Enterprise Technology Consulting) owned by David Christensen. Consultant shall be compensated monthly based on annual rate of $90,000. Additionally, the agreement with ETC includes an issuance of 896 shares of Series DD Preferred Stock of the Company. An amount of 448 shares are issued on August 18, 2021 and the remaining 448 was issued on February 18, 2022.

Board of Directors

Our directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified. Our officers are elected by and serves at the discretion of the board of directors.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2021, we did not have any securities authorized for issuance under any equity compensation plans.

Compensation of Directors

No director received compensation for his services during the year ended December 31, 2021.

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

 Applicable percentage ownership is based on 12,161,403 shares of Common Stock outstanding as of April 29, 2022. In addition, as of April 29, 2022, there were 1,050,000 shares of Series AA Preferred Stock outstanding.

Name and Address of Beneficial Owner	Common Stock Owned Beneficially	Percent of Class	Series AA Preferred Stock Owned Beneficially	Percent of Class
Named Executive Officers and Directors
Dave Christensen	-	-	50,000	5%
All Executive Officers and Directors as a group (1 person)	-	-	50,000	5%
5% or greater shareholders		-
Ajene Watson LLC(1)	747,303	6.14%	-	-
Benito Novas	-		1,000,000	95%

(1)	Mr. Ajene Watson has investment and voting control over such shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than as disclosed below, or included in the section titled Executive Compensation, there have been no transactions involving the Company since the beginning of the last fiscal year, or any currently proposed transactions, in which the Company was or is to be a participant and the amount involved exceeds $120,000 or one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

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

In consideration of mutual covenants set forth in the Professional Service Consulting Agreement, Dave Christensen, current Director, President, Chief Executive Officer, Chief Financial Officer and Secretary, shall be compensated monthly based on annual rate of $90k starting January 1, 2022. Additionally, the agreement includes an issuance of 896 shares of Series DD Preferred Stock of the Company. An amount of 448 shares are issued on August 18, 2021 and the remaining 448 to be issued February 18, 2022, the value of each grant equaling $251,535. Amounts paid to Enterprise Technology Consulting, a Company 100% owned by Dave Christensen, CEO, for consulting services during 2021 were $60,000.

The Company paid Lans Holdings Inc., by delivery in escrow on November 3, 2021, an amount equal to USD $8,200,000.

On August 18, 2021, through a Stock Purchase Agreement in which 100% of the outstanding shares of Global Stem Cell Group, Inc. the Company acquired a 2018 Jaguar F-Pace which was acquired from Benito Novas for $45,000 on January 8, 2019 and assumed the related auto loan, with an original loan amount of $20,991 at 8.99% interest for 48 months and monthly payments of $504.94. As of December 31, 2021, the principal balance of the outstanding auto loan was $5,776.

On August 18, 2021, through a Stock Purchase Agreement in which 100% of the outstanding shares of Global Stem Cell Group, Inc. the Company acquired 50,000,000 shares of common stock from Aesthetic Marketing Group, LLC on May 23, 2019. Aesthetic Marketing Group is wholly owned by Benito Novas, CEO of Global Stem Cell Group, Inc.

Benito Novas’, (CEO of Global Stem Cell Group, Inc.) brother, sister and nephew provide marketing/administrative and training/R&D services to Global Stem Cells Group and were paid as consultants from August 18, 2021 to December 31, 2021 in aggregate $101,175.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

M&K CPAS, PLLC served as our independent registered public accountants for the year ended December 31, 2020. L J Soldinger Associates, LLC served as our independent registered public accountants for the year ended December 31, 2021.

Audit Fees

For the Company’s fiscal years ended December 31, 2021 and 2020, we were billed approximately $109,445 and $30,400, respectively, for professional services rendered by our independent auditors for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services rendered by our independent auditors for the years ended December 31, 2021 and 2020, respectively.

Tax Fees

For the Company’s fiscal years ended December 31, 2021 and 2020, there were no fees for professional services rendered by our independent auditors for tax compliance, tax advice, and tax planning.

All Other Fees

For the Company’s fiscal years ended December 31, 2021 and 2020, we were no billed any other fees by our auditors.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) FINANCIAL STATEMENTS.

The following documents are included on pages F-1 through F-33 attached hereto and are files as part of this Annual Report on Form 10-K. Reference is made to the Index to Consolidated Financial Statements on Page F-1.

(a)(2) EXHIBITS

We have filed the exhibits listed on the accompanying Exhibit Index of this registration statement and below in this Item 15:

		Incorporated by
Exhibit		Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

2.1	Plan of Merger	10-12G	2.1	12/12/2018

3.1	Articles of Incorporation, as Amended	10-12G	3.1	12/12/2018

3.2	Series AA Certificate of Designation	10-12G	3.2	12/12/2018

3.3	Series BB Certificate of Designation	10-12G	3.3	12/12/2018

3.4	Amendment to Certificate of Designation of Series AA Preferred Stock	8-K	3.1	11/29/2019

3.5	Certificate of Designation of Series CC Preferred Stock	8-K	3.2	11/29/2019

3.6	Certificate of Designation of Series DD Preferred Stock	8-K	3.3	11/29/2019

3.7	Amendment to Certificate of Designation of Series AA Preferred Stock	8-K	3.1	6/24/2021

3.7	Amended and Restated Bylaws	8-K	3.4	11/29/2019

10.2	Binding Letter of Intent	8-K	10.1	07/15/2019

10.3	Exchange Agreement of Series BB Convertible Stock	8-K	10.1	11/29/2019

10.4	Repurchase Agreement	8-K	10.1	11/29/2019

10.5	Stock Purchase Agreement	8-K	10.2	6/24/2021

10.6	Consulting Agreement	8-K	10.1	8/19/2021

21.1	List of Subsidiaries	10-12G	21.1	12/12/2018

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350.				X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document.				X

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.				X

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.				X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

ITEM 16. 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated May 4, 2022	MESO NUMISMATICS, INC.

	By:	/s/ David Christensen
David Christensen
President, Chief Executive Officer, Chief Financial Officer, Secretary and Director (Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)

ITEM 15   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MESO NUMISMATICS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Director and

Stockholders of Meso Numismatics, Inc,

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Meso Numismatics, Inc, (the “Company”) as of December 31, 2021, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Opinion - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered net losses from operations from inception, has a working capital deficit of approximately $1,200,000 and has an accumulated deficit of $46,669,643 as of December 31, 2021 which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. We believe that our audits provide a reasonable basis for our opinion.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Business Combination

Critical Audit Matter Description

The Company consummated a business combination whereby, the Company acquired 100% of the outstanding stock of Global Stem Cell Group, Inc. (“GSCG”). The Company purchased the outstanding stock of GSCG through the issuance of its Series AA and Series DD preferred stock along with cash to the seller. The Company engaged an independent consultant to assist in the valuation of the preferred stock. The Company also required the independent consultant to value the net assets including goodwill and intangibles acquired in the transaction.

Critical Audit Matter Determination

The business combination was major change in size and operations of the Company requiring expertise in the valuations of the Company’s preferred stocks issued as part of the consideration and valuation of the intangible assets and goodwill acquired in the acquisition.

How We Addressed the Matter in Our Audit

-	Read the valuation reports prepared by the independent valuation consultant

-	Reviewed the consultant’s qualifications

-	Discussed the methodology used in the valuing the Company’s preferred stock issued to the seller

-	Reviewed the consultant’s assumptions used and calculations performed of the value of the preferred stock and the allocation of the purchase price to the net assets acquired including the intangibles and goodwill

-	Tested the models developed by the outside consultant with managements input

Notes Payable and Warrants

Critical Audit Matter Description

As discussed in Note 4, the Company obtains funds for operations by issuing convertible notes payable and warrants. Some of the convertible notes that have been issued contain conversion features that result in the conversion prices that fluctuate with the daily changes in the Company’s common stock price as it trades in the over-the-counter market. Due to the fluctuation of the conversion prices, the embedded conversion features require bifurcation from the host contracts and are recorded as derivative liabilities which US GAAP requires the fair value to be determined as of each reporting period.

Critical Audit Matter Determination

Significant judgment is required by the Company in determining the derivative liability values for these convertible note agreements including the use of a specialist engaged by management and allocations of the proceeds of the notes to the notes and warrants issued.

How We Addressed the Matter in Our Audit

-	We reviewed the consultant’s qualifications

-	We reviewed the terms of the debt agreements and warrants issued by the Company.

-	We inquired of management and there outside consultants regarding the assumptions used in the allocations of the proceeds of the debt instrument to the debt and warrants issued.

-	We reviewed support for the significant inputs used in the valuation models prepared to determine the value of the embedded derivatives, as well as assessing the model for reasonableness.

Going Concern

Critical Audit Matter Description

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Management’s plans for addressing going concern matter are described in Note 2.

Critical Audit Matter Determination

As discussed in Note 2 to the financial statements, the Company suffered a net loss from operations, a working capital deficit and has an accumulated deficit of approximately $47 million which raises substantial doubt about its ability to continue as a going concern.

How We Addressed the Matter in Our Audit

Our audit procedures included:

-	Identifying the conditions and events noted above that, when considered in the aggregate, indicate there is substantial doubt about the Company’s ability to continue as a going concern

-	Evaluating management’s plans in connection with their intent to raise additional debt financing

-	GSCG business development to overcome the presumption of a going concern

Reviewing and evaluating the financial statement presentation and disclosure regarding the substantial doubt about the ability of the Company to continue as a going concern.

/s/ L J Soldinger Associates LLC

We have served as the company’s auditor since 2021.

Deer Park, Illinois

May 4, 2022

PCAOB Audit ID # 318

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Meso Numismatics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Meso Numismatics, Inc. (the Company) as of December 31, 2020, and the related statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

Houston, Texas

April 12, 2021

MESO NUMISMATICS, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$2,978,525	$42,534
Accounts receivable	17,256	-
Prepaid expenses	24,245	-
Total current assets	3,020,027	42,534
Property and equipment, net	22,909	2,200
Other assets	5,568	175,000
Intangible assets, net	451,624	-
Goodwill	5,805,438	-
Total assets	$9,305,566	$219,734

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$250,756	$375,789
Accrued interest	2,129,395	390,437
Customer advances	18,215	-
Stock payable-related party	251,536	-
Stock payable	20,000	-
Derivative liability	20,442	-
Convertible notes payable, net	-	148,249
Notes payable, net	1,527,711	-
Total current liabilities	4,218,055	914,475

Long term liabilities
Convertible notes payable, net of current portion	33,982	14,498
Notes payable-related parties	7,800	7,800
Notes payable, net of current portion	11,802,736	5,608,861
Total liabilities	$16,062,573	$6,545,574

Preferred stock, $0.001 par value per share; 8,000,000 shares authorized as Series CC; 1,000 shares issued 0 and 1,000 shares outstanding for the years ended December 31, 2021 and December 31, 2020, respectively	-	83,731

Stockholders’ deficit
Preferred stock, $0.001 par value per share 1,050,000 shares authorized as Series AA; 1,050,000 and 50,000 shares issued and outstanding for the years ended December 31, 2021 and December 31, 2020, respectively	1,050	50
Preferred stock, $0.001 par value per share; 1,000,000 shares authorized as Series BB; 0 and 279,146 shares issued and outstanding for the years ended December 31, 2021 and December 31, 2020, respectively	-	279
Preferred stock, $0.001 par value per share; 10,000 shares authorized as Series DD; 9,422 and 0 shares issued and outstanding for the years ended December 31, 2021 and December 31, 2020, respectively	10	-
Common stock, $0.001 par value per share; 6,500,000,000 shares authorized; 13,687,439 and 12,471,910 shares issued and issuable and 12,085,125 and 10,869,596 shares outstanding for the years ended December 31, 2021 and December 31, 2020, respectively	12,086	10,870
Additional paid in capital	39,899,491	27,364,393
Accumulated deficit	(46,669,643)	(33,785,163)
Total stockholders’ deficit	(6,757,007)	(6,409,571)
Total liabilities and stockholders’ deficit	$9,305,566	$219,734

The accompanying notes are an integral part of these audited consolidated financial statements.

MESO NUMISMATICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2021	2020
Revenue	$475,261	$55,082
Cost of revenue	330,013	43,954
Gross profit	145,248	11,128

Operating expenses
Advertising and marketing	134,144	247
Professional fees	966,974	145,624
Officer compensation	567,932	270,581
Depreciation and amortization expense	40,858	800
Investor relations	100,496	12,430
General and administrative-related party	8,116,269	-
General and administrative	151,339	29,866
Total operating expenses	10,078,012	459,548

Other income (expense)
Interest expense	(2,724,351)	(4,204,326)
Loss on debt settlement	-	(9,663)
Gain (loss) on derivative financial instruments	3,744	(1,233,277)
Settlement of lawsuit	(231,109)	-
Net loss	$(12,884,480)	$(5,895,686)
Net loss per common share, basic and diluted	$(1.12)	$(0.63)
Weighted average number of common shares outstanding, basic and diluted	11,482,399	9,341,942

The accompanying notes are an integral part of these audited consolidated financial statements.

MESO NUMISMATICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Year Ended December 31, 2021

	Series CC Preferred Stock		Series AA Preferred Stock		Series BB Preferred Stock		Series DD Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2020	1,000	$83,731	50,000	$50	279,146	$279	-	$-	10,869,596	$10,870	$27,364,393	$(33,785,163)	$(6,409,571)
Settlement of lawsuit	-	-	-	-	-	-	-	-	1,092,866	1,093	212,016	-	213,109
Issuance of common stock for services	-	-	-	-	-	-	-	-	122,663	123	29,877	-	30,000
Issuance of preferred series DD for services-related party	-	-	-	-	-	-	448	1	-	-	251,535	-	251,536
Cancellation of preferred series BB	-	-	-	-	(279,146)	(279)	-	-	-	-	279	-	-
Cancellation of preferred series CC-related party	(1,000)	(83,731)	-	-	-	-	-	-	-	-	-	-	-
Issuance of preferred series AA for acquisition of Global Stem Cell Group, Inc.	-	-	1,000,000	1,000	-	-	-	-	-	-	962,866	-	963,866
Issuance of preferred series DD for acquisition of Global Stem Cell Group, Inc.	-	-	-	-	-	-	8,974	9	-	-	5,038,567	-	5,038,576
Imputed interest on debt	-	-	-	-	-	-	-	-	-	-	(24,186)	-	(24,186)
Fair value of warrants	-	-	-	-	-	-	-	-	-	-	6,064,144	-	6,064,144
Net income (Loss)	-	-	-	-	-	-	-		-	-	-	(12,884,480)	(12,884,480)
Balance, December 31, 2021	-	$-	1,050,000	$1,050	-	$-	9,422	$10	12,085,125	$12,086	$39,899,491	$(46,669,643)	$(6,757,006)

The accompanying notes are an integral part of these audited consolidated financial statements

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

The accompanying notes are an integral part of these audited consolidated financial statements

MESO NUMISMATICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,884,480)	$(5,895,686)
Non-cash adjustments to reconcile net loss to net cash:
Amortization of debt discount	893,959	1,851,882
Depreciation and amortization expense	40,858	800
(Gain) loss from changes in derivative liability fair values	(3,744)	1,233,277
Common shares issued for settlement of lawsuit	213,109	-
Common shares issued for services	30,000	-
Preferred shares issued for services	251,536	166,795
Loss on conversion of debt	-	9,663
Penalty on debt	-	1,183,530
Imputed interest on debt	34,237	34,237
Changes in operating assets and liabilities:
Accounts receivable	(3,250)	-
Prepaid expenses	(24,245)	-
Other assets	(5,568)	-
Accounts payable and accrued liabilities	1,307,388	1,092,757
Stock payable	271,536	-
CASH USED BY OPERATING ACTIVITIES	(9,878,664)	(322,745)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in business combination	666,467	-
Cash paid for deposit on acquisition	-	(175,000)
CASH PROVIDED/(USED) BY INVESTING ACTIVITIES	666,467	(175,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of debt	12,400,000	701,900
Loan to non-affiliate	(250,000)	-
Principle payment on debt	(1,812)	(25,000)
Repurchase of preferred stock	-	(160,000)
CASH PROVIDED BY FINANCING ACTIVITIES	12,148,188	516,900

Net increase (decrease) in cash	2,935,991	19,155
Cash, beginning of year	42,534	23,379

Cash, end of year	$2,978,525	$42,534
Cash paid for income taxes	$-	$-
Cash paid for interest	$208	$-

NON-CASH FINANCING ACTIVITIES:
Warrants discount issued on debt	$5,703,537	$279,867
Cancellation of preferred series BB	$279	$-
Cancellation of preferred series CC	$83,731	$-
Issuance of preferred series AA for acquisition	$963,866	$-
Issuance of preferred series DD for acquisition	$5,038,576	$-
Discount issued on convertible debt	$1,200,000	$532,400
Settlement of derivative discounts	$-	$6,496,668
Conversion of convertible debt	$-	$14,742
Debt restructure	$-	$4,196,212

The accompanying notes are an integral part of these audited consolidated financial statements.

MESO NUMISMATICS, INC.

NOTES TO CONSOLDIATED FINANCIAL STATEMENTS

December 31, 2021

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

1.	Pursuant to the terms of the Fifth Post Closing Amendment, and as full and total consideration for the Assignment and Assumption Agreement and in addition to the assumption of the New LOI and the assumption of the Assigned Debt (both terms as defined in the Assignment and Assumption Agreement ), the option granted to Lans Holdings Inc. pertaining to the issuance of the Company’s Series CC Convertible Preferred Stock was terminated and replaced with a cash payment as consideration, upon the following terms:

a.	The Company shall pay Lans Holdings Inc., by delivery in escrow, an amount equal to USD $8,200,000, which Cash Payment shall be used by Lans Holdings Inc. for the repurchase of Lans Holdings shares of common stock from the Lans common shareholders.

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

Pursuant to the terms of the Fifth Post Closing Amendment along with the completion of the acquisition of Global Stem Cells Group Inc., the issuance of the 1,000 shares of the Company’s Series CC Convertible Preferred Stock to Lans Holdings Inc. was terminated and replaced with a cash payment as consideration. The Company shall pay Lans Holdings Inc., by delivery in escrow, an amount equal to USD $8,200,000, which Cash Payment shall be used by Lans Holdings Inc. for the repurchase of all of its shares of common stock from its common shareholders. The company paid on November 3, 2021 the USD $8,200,000 in cash to an escrow account set up by Lans Holdings Inc.. The $8.2 million was expensed in the income statement as General and Administrative Expense – Related Party for the year ending December 31, 2021.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Pure Hospitality Solutions, Inc. Meso Numismatics, Corp. and Global Stem Cells Group Inc. (since August 18, 2021). All significant intercompany transactions have been eliminated in consolidation.

Use of Estimates in Financial Statement Presentation

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant estimates included in these financial statements are associated with accounting for the derivative liability, valuation of preferred stock, and for the valuation of assets and liabilities in business combination.

Reclassifications

Certain amounts for the prior year have been revised or reclassified to conform to the current year presentation. No change in net loss resulted from these reclassifications.

Cash and Cash Equivalents

The Company considers all highly liquid accounts with original maturities of three months or less to be cash equivalents. At December 31, 2021 and December 31, 2020, all of the Company’s cash was deposited in major banking institutions. There were no cash equivalents as of December 31, 2021 and December 31, 2020. Our cash balances at financial institutions may exceed the Federal Deposit Insurance Company’s (FDIC) insured limit of $250,000 from time to time.

Accounts Receivable

Accounts receivable are recorded at original invoice amount less an allowance for uncollectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on collectability of accounts receivable and prior bad debt experience. Accounts receivable balances are written off against the allowance upon management’s determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Management believes that credit risks on accounts receivable will not be material to the financial position of the Company or results of operations. The allowance for doubtful accounts was $0 and $0 as of December 31, 2021 and December 31, 2020, respectively.

Intangible Assets

Intangible assets with finite lives are amortized over their estimated useful lives. Intangible assets with indefinite lives are not amortized, but are tested for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment was recognized for the year ended December 31, 2021.

Goodwill

Goodwill represents the excess acquisition cost over the fair value of net tangible and intangible assets acquired. Goodwill is not amortized and is subject to annual impairment testing on or between annual tests if an event or change in circumstance occurs that would more likely than not reduce the fair value of a reporting unit below its carrying value. In testing for goodwill impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is not required. If the Company concludes otherwise, the Company is required to perform the two-step impairment test. The goodwill impairment test is performed at the reporting unit level by comparing the estimated fair value of a reporting unit with its respective carrying value. If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not impaired. If the estimated fair value is less than the carrying value, further analysis is necessary to determine the amount of impairment, if any, by comparing the implied fair value of the reporting unit’s goodwill to the carrying value of the reporting unit’s goodwill.

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

The Company’s main sources of revenue are comprised of the following:

●	Training-GSCG offers a Stem Cell & Exosomes Certification Program where physicians attending this training sessions will take advantage of a full review of stem cell biology, characterization and regenerative properties of cells and cell products, cytokines and growth factors and how can be apply in the clinic. The physicians will pay for the training sessions upfront and receives all the material and certificate upon completion of seminar which is when revenue is recognized by GSCG.

●	Products-Physicians can order SVF Kits through GSCG which includes EC Certificate from Institute for Testing and Certificating, Inc. SVT Kits are paid for upfront and shipped from third party directly to physicians. Revenue is recognized by GSCG when product is shipped.

●	Equipment- Physicians can order equipment through GSCG which includes warranty from manufacture of equipment. Equipment is paid for upfront and shipped from manufacture directly to physicians. Revenue is recognized by GSCG when product is shipped.

●	Rare coins and banknotes-MESO acquires rare coins and banknotes from Latin America at reduced costs and sales through its website and auctions.

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

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. It excludes the dilutive effects of any potentially issuable common shares. The effect of common stock equivalents is anti-dilutive with respect to losses and therefore basic and dilutive is the same

Diluted net loss per share is calculated by including any potentially dilutive share issuances in the denominator. The following securities are excluded from the calculation of weighted average diluted shares at December 31, 2021 and 2020, respectively, because their inclusion would have been anti-dilutive.

	For the Years Ended December 31,
	2021	2020
Convertible notes outstanding	75,710	455,297,705
Convertible preferred stock outstanding	37,647,060	4,651,726
Shares underlying warrants outstanding	103,500,000	-
	141,222,770	459,949,431

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

At December 31, 2021 and December 31, 2020, the carrying amounts of the Company’s financial instruments, including cash, account payables, and accrued expenses, approximate their respective fair value due to the short-term nature of these instruments.

At December 31, 2021 and December 31, 2020, the Company does not have any assets or liabilities except for convertible notes payable required to be measured at fair value in accordance with FASB ASC Topic 820, Fair Value Measurement.

The following presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value as of December 31, 2021 and December 31, 2020:

	Level 1	Level 2	Level 3	Total
December 31, 2021
Derivative liability			20,442	20,442
Total	$-	$-	$20,442	$20,442

December 31, 2020
Total	$-	$-	$-	$-

Comprehensive Income

The Company records comprehensive income as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Other comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. As of December 31, 2021 and December 31, 2020, the Company had no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

New Accounting Pronouncements

In March 2020, the FASB issued optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting and subsequently issued clarifying amendments. The guidance provides optional expedients and exceptions for accounting for contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued because of reference rate reform. The optional guidance is effective upon issuance and can be applied on a prospective basis at any time between January 1, 2020 through December 31, 2022. The Company is currently evaluating the impact of adoption on its consolidated financial statements. The Company is progressing in its evaluation of LIBOR cessation exposures, including the review of debt-related contracts, leases, business development and licensing arrangements, royalty and other agreements. The Company has amended certain agreements and continues to review other agreements for potential impacts. With regard to debt-related exposures in particular, all existing interest rate swaps linked to LIBOR will mature in 2022. The Company is still evaluating the impact to its LIBOR-based debt. Based on its evaluation thus far, the Company does not anticipate a material impact to its consolidated financial statements as a result of reference rate reform.

In October 2021, the FASB issued amended guidance that requires acquiring entities to recognize and measure contract assets and liabilities in a business combination in accordance with existing revenue recognition guidance. The amended guidance is effective for interim and annual periods in 2023 and is to be applied prospectively. Early adoption is permitted on a retrospective basis to the beginning of the fiscal year of adoption. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements for prior acquisitions; however, the impact in future periods will be dependent upon the contract assets and contract liabilities acquired in future business combinations.

In November 2021, the FASB issued new guidance to increase the transparency of transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. The guidance requires annual disclosures of such transactions to include the nature of the transactions and the significant terms and conditions, the accounting treatment and the impact to the company’s financial statements. The guidance is effective for annual periods beginning in 2022 and is to be applied on either a prospective or retrospective basis. The Company is currently evaluating the impact of adoption on its consolidated financial statements.

Other accounting standards and amendments to existing accounting standards that have been issued and have future effective dates are not applicable or are not expected to have a significant impact on the Company’s consolidated financial statements

Going Concern

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, resulting in an accumulated deficit of approximately $47 million and a working capital deficit of $1,200,000 as of December 31, 2021 and future losses are anticipated. These factors, among others, generally tend to raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue its operations as a going concern is dependent on management’s plans, which include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.

The Company will require additional funding to finance the growth of its current and expected future operations as well to achieve its strategic objectives. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(4)	Allocate the transaction price to each performance obligation in the contract

(5)	Recognize revenue when each performance obligation is satisfied

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the years ended December 31, 2021 and December 31, 2020.

The Company’s main source of revenue is comprised of the following:

●	Training-GSCG offers a Stem Cell & Exosomes Certification Program where physicians attending this training sessions will take advantage of a full review of stem cell biology, characterization and regenerative properties of cells and cell products, cytokines and growth factors and how can be apply in the clinic. The physicians will pay for the training sessions upfront and receives all the material and certificate upon completion of seminar which is when revenue is recognized by GSCG.

●	Products-Physicians can order SVF Kits through GSCG which includes EC Certificate from Institute for Testing and Certificating, Inc. SVT Kits are paid for upfront and shipped from third party directly to physicians. Revenue is recognized by GSCG when product is shipped.

●	Equipment- Physicians can order equipment through GSCG which includes warranty from manufacture of equipment. Equipment is paid for upfront and shipped from manufacture directly to physicians. Revenue is recognized by GSCG when product is shipped.

●	Rare coins and banknotes-MESO acquires rare coins and banknotes from Latin America at reduced costs and sales through its website and auctions.

The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product to a customer. Revenue is measured based on the consideration the Company receives in exchange for those products.

The following table presents the Company’s revenue by product category for the years ended December 31, 2021 and 2020:

	For the Years Ended December 31,
	2021	2020
Coins and banknotes	$37,374	$55,082
Training	112,970	-
Product supplies	209,706	-
Equipment	115,210	-
Total revenue	$475,261	$55,082

Listed below are the revenues, cost of revenues, gross profits, assets and net loss by Company:

	For the Year Ended December 31, 2021
	Global Stem Cells Group	Meso Numismatics	Total
Revenue	$437,887	$37,374	$475,261
Cost of revenue	287,750	42,263	330,013
Gross profit	$150,137	$(4,889)	$145,248
Gross Profit %	34.29%	-13.08%	30.56%

Assets	$8,026,166	$1,279,400	$9,305,566
Net loss	$(12,451,078)	$(433,402)	$(12,884,480)

COVID-19

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. The significant outbreak of COVID-19 has resulted in a widespread health crisis adversely affecting our 2021 and 2020 business, results of operations and financial condition.

The outbreak of COVID-19 has resulted in a widespread health crisis that adversely affected the economies and financial markets in which we operate. Restrictions in travel along with in person meetings limited our training of new customers along with selling them products and equipment.

NOTE 4 – NOTES PAYABLE

Convertible Notes Payable

During 2019, the Company entered into an aggregate of $387,980 Convertible Debentures with two lenders which bear interest from eight (8%) percent to fifteen (15%) percent and have a one (1) year maturity date. The notes may be repaid in whole or in part at any time prior to maturity. There are no shares of common stock issuable upon the execution of the promissory notes. The notes are convertible, at the lenders’ sole discretion, into shares of common stock at variable conversion prices. During 2019, the two lenders had advanced a total of $354,870, net of discount and attorney fees, in the amount of $33,110 to the Company. On May 19, 2020, the Company issued 802,525 shares of common stock in conversion of $3,290 convertible notes payable at conversion price of $0.0041: a loss of $3,378 was recorded. On July 15, 2020, the Company issued 905,929 shares of common stock in conversion of $4,122 convertible notes payable at conversion price of $0.00455: no loss was recorded. On November 30, 2020, the Company issued 791,104 shares of common stock in conversion of $4,747 convertible notes payable at conversion price of $0.0070: a loss of $2,034 was recorded. On December 7, 2020, the parties agreed to terminate the convertible promissory notes and accrued but unpaid interest in favor of new secured promissory notes and warrants to purchase shares of our common stock. As of December 31, 2021 and December 31, 2020, the convertible promissory notes had an outstanding balance of $0.

On November 25, 2019, Meso Numismatics, Inc. pursuant to the certificate of designation of the Series BB Preferred Stock, elected to exchange the preferred shares for other indebtedness calculated at a price per share equal to $1.20. Upon the Company’s mailing of the Exchange Agreement, the shareholder had the option, within 30 days of such mailing date and subject to the execution of this Agreement to receive the Indebtedness in the form of a convertible note. If the shareholder did not give the Meso Numismatics, Inc. notice the Indebtedness shall automatically was issued in the form of a promissory note. The convertible note agreements bear no interest and have a four (4) year maturity date. The notes may be repaid in whole or in part at any time prior to maturity. There are no shares of common stock issuable upon the execution of the promissory notes. The notes are convertible, at the investors’ sole discretion, into shares of common stock at conversion price equal to the lowest bid price of the Common Stock as reported on the National Quotations Bureau OTC Markets exchange for the three prior trading days including the day upon which a Notice of Conversion is received by the Company. As of December 31, 2019, 81,043 Preferred Series BB shares were exchange for an aggregate of $97,252 convertible notes. During the years ending December 31, 2021 and December 31, 2020, the Company made $0.00 and $25,000, respectively of payments on the outstanding convertible notes. As of December 31, 2021 and December 31, 2020, the convertible promissory notes had an outstanding balance of $72,252.

On November 27, 2019, Meso Numismatics, Inc. entered into an Assignment and Assumption Agreement with Lans Holdings Inc., whereby Lans Holdings Inc. assigned all of its rights to, obligations and interest in a Binding Letter of Intent entered into on May 23, 2019 with Global Stem Cells Group Inc. and Benito Nova, setting forth the principal terms pursuant to which the Company will acquire 50,000,000 shares of common stock of Global Stem Cells Group Inc. to Meso Numismatics, Inc. for assumption of certain Convertible Redeemable Notes issued by Lans holdings Inc. to lenders pursuant to a securities purchase agreement.

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
			$1,079,626.00

During the period ended March 31, 2020 and December 31, 2019, the lender converted $4,676 of principal into common stock resulting into a balance of $1,074,950. On December 7, 2020, the parties agreed to terminate the convertible promissory notes and accrued but unpaid interest in favor of new secured promissory notes and warrants to purchase shares of our common stock. As of December 31, 2021 and December 31, 2020, the convertible promissory notes had an outstanding balance of $0.

From January 28, 2020 to March 30, 2020, the Company entered into an aggregate of $58,410 of Convertible Debentures with a lender which bear interest of eight (8%) percent and have a one (1) year maturity date. The notes may be repaid in whole or in part at any time prior to maturity. There are no shares of common stock issuable upon the execution of the promissory notes. The notes are convertible, at the lenders’ sole discretion, into shares of common stock at variable conversion prices. The lender had advanced a total of $52,600, net of discount and attorney fees, in the amount of $5,810 to the Company. On December 7, 2020, the parties agreed to terminate the convertible promissory notes and accrued but unpaid interest in favor of new secured promissory notes and warrants to purchase shares of our common stock. As of December 31, 2021 and December 31, 2020, the convertible promissory notes had an outstanding balance of $0.

From April 30, 2020 to June 24, 2020, the Company entered into an aggregate of $109,020 of Convertible Debentures with a lender which bear interest at eight (8%) percent and have a one (1) year maturity date. The notes may be repaid in whole or in part at any time prior to maturity. There are no shares of common stock issuable upon the execution of the promissory notes. The notes are convertible, at the lenders’ sole discretion, into shares of common stock at variable conversion prices. The lender had advanced a total of $93,300, net of discount in the amount of $15,720 to the Company. On December 7, 2020, the parties agreed to terminate the convertible promissory notes and accrued but unpaid interest in favor of new secured promissory notes and warrants to purchase shares of our common stock. As of December 31, 2021 and December 31, 2020, the convertible promissory notes had an outstanding balance of $0.

From May 4, 2020 to June 1, 2020, the Company entered into an aggregate of $146,200 of Convertible Debentures with a lender which bear interest at fifteen (15%) percent and have a one (1) year maturity date. The notes may be repaid in whole or in part at any time prior to maturity. There are no shares of common stock issuable upon the execution of the promissory notes. The notes are convertible, at the lenders’ sole discretion, into shares of common stock at variable conversion prices. The lender had advanced a total of $132,000, net of discount in the amount of $14,200 to the Company. On December 7, 2020, the parties agreed to terminate the convertible promissory notes and accrued but unpaid interest in favor of new secured promissory notes and warrants to purchase shares of our common stock. As of December 31, 2021 and December 31, 2020, the convertible promissory notes had an outstanding balance of $0.

On June 25, 2020, the Company entered into a Convertible Debentures with a lender in the amount of $60,000 which bear interest at fifteen (15%) percent and have a one (1) year maturity date. The note may be repaid in whole or in part at any time prior to maturity. There are no shares of common stock issuable upon the execution of the promissory note. The note is convertible, at the lenders’ sole discretion, into shares of common stock at variable conversion prices. The lender had advanced a total of $54,000, net of discount in the amount of $6,000 to the Company. On December 7, 2020, the parties agreed to terminate the convertible promissory notes and accrued but unpaid interest in favor of new secured promissory notes and warrants to purchase shares of our common stock. As of December 31, 2021 and December 31, 2020, the convertible promissory notes had an outstanding balance of $0.

On July 17, 2020, the Company entered into a Convertible Debentures with a lender in the amount of $238,095 which bear interest at eight (8%) percent and have a one (1) year maturity date. The notes may be repaid in whole or in part at any time prior to maturity. There are no shares of common stock issuable upon the execution of the promissory notes. The notes are convertible, at the lenders’ sole discretion, into shares of common stock at variable conversion prices. The lender had advanced a total of $195,000, net of discount in the amount of $43,095 to the Company. On December 7, 2020, the parties agreed to terminate the convertible promissory notes and accrued but unpaid interest in favor of new secured promissory notes and warrants to purchase shares of our common stock. As of December 31, 2021 and December 31, 2020, the convertible promissory notes had an outstanding balance of $0.

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

These debentures were convertible, at the investors’ sole option, into common shares at the following terms:

●	a 50 percent discount to the lowest closing bid price during the 10 days immediately preceding the conversion date as reported on the National Quotations Bureau OTCQB exchange

●	a 50 percent discount to the average of the lowest traded price during the 20 days immediately preceding the conversion date as quoted by Bloomberg LP;

●	a 50 percent discount to the lowest closing bid price during the 25 days immediately preceding the conversion date as reported on the National Quotations Bureau OTCQB exchange

●	a 40 percent discount to the average of the three lowest traded price during the 20 days immediately preceding the conversion date as quoted by Bloomberg LP; or

●	either (i) a 40 percent discount to the 10 days average daily trading price immediately preceding the conversion date, or (ii) at a fixed conversion price of $0.001 per share during any time whereby the current day market price is at or less than $0.075.

The balance of the convertible notes as of December 31, 2021 and December 31, 2020 is as follows:

	December 31,	December 31,
	2021	2020
Convertible notes payable	$72,252	$220,499
Less: Discount	38,270	57,752
Convertible notes payable, net	$33,982	$162,747

During the periods ending December 31, 2021 and December 31, 2020 the Company received $0.00 and $526,900, respectively, from funding on new convertible notes.

During the periods ending December 31, 2021 and December 31, 2020, the Company incurred $0.00 and $9,663 losses on the conversion of convertible notes, respectively. In connection with the convertible notes, the Company recorded $14,760 and $293,568, respectively of interest expense and $19,482 and $1,842,103, respectively of debt discount amortization expense. As of December 31, 2021 and December 31, 2020, the Company had approximately $251,144 and $328,876, respectively of accrued interest.

During the periods ending December 31, 2021 and December 31, 2020, the Company made $0.00 and $25,000, respectively of payments on the outstanding convertible notes, and converted $0.00 and $14,742, respectively, of principal and interest into 0.00 and 2,909,558 shares of common stock. At December 7, 2020 the Company exchanged $5,379,624 of principal and accrued but unpaid interest on convertible notes for $5,379,624 promissory notes and cashless warrants to purchase 15,000,000 shares of our common stock. As of December 31, 2021 and December 31, 2020, the principal balance of outstanding convertible notes payable was $72,252 and $220,499, respectively.

Promissory Notes Payable

During 2015, the Company entered into line of credit with Digital Arts Media Network treated as a promissory note. The promissory note bear interest at ten (10%) and have a one (1) year maturity date. The notes may be repaid in whole or in part at any time prior to maturity. There are no shares of common stock issuable upon the execution of the promissory notes. As of December 31, 2021, the principal balance of the outstanding loan was $130,025 and accrued interest of $79,598.

On November 25, 2019, Meso Numismatics, Inc. pursuant to the certificate of designation of the Series BB, Preferred Stock elected to exchange the preferred shares for other indebtedness calculated at a price per share equal to $1.20. Upon the Company’s mailing of the Exchange Agreement, the shareholder shall have the option, within 30 days of such mailing date and subject to the execution of this Agreement to receive the Indebtedness in the form of a convertible note. Should the shareholder not give the Meso Numismatics, Inc. notice the Indebtedness shall automatically be issued in the form of a promissory note. The promissory note agreements bear no interest and have a four (4) year maturity date with a 20% premium to be paid upon maturity. The notes may be repaid in whole or in part at any time prior to maturity. As of December 31, 2019, 276,723 Preferred Series BB shares were exchange for an aggregate of $332,068 promissory notes.

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

At December 7, 2020 the Company exchanged $5,379,624 of principal, default penalty and accrued but unpaid interest on convertible notes for $5,379,624 promissory notes and cashless warrants to purchase 15,000,000 shares of our common stock with three separate lenders. The new notes have a maturity date of November 23, 2023 and an aggregate principal amount of $5,379,624 shall bear interest at a fifteen (15%) percentage compounded annual interest rate and, as an incentive; we have issued cashless warrants to purchase 15,000,000 shares of our common stock at an exercise price of $0.03 per share in connection with the restructuring. The Company recorded the fair value of the 15,000,000 warrants issued with debt at approximately $262,376 at December 31, 2020 as a discount. Lender is granted security interest and lien in all rights, title and interest in the assets and property of the as collateral.

On December 9, 2020, the Company entered into a Promissory Debentures with a lender in the amount of $110,000 which bear compounded annual interest at eighteen (18%) percent and have a two (2) year maturity date and cashless warrants to purchase 1,000,000 shares of our common stock. The notes may be repaid in whole or in part at any time prior to maturity. The lender had advanced a total of $100,000, net of discount in the amount of $10,000 to the Company. The Company recorded the fair value of the 1,000,000 warrants issued with debt at approximately $17,491 at December 31, 2020 as a discount.

On January 6, 2021, the Company entered into a Promissory Debentures with a lender in the amount of $1,000,000 which bear interest at eighteen (15%) percent and have a one (1) year maturity date and cashless warrants to purchase 10,000,000 shares of our common stock, at exercise prices of $0.03 per share. The notes may be repaid in whole or in part at any time prior to maturity. The lender had advanced a total of $900,000, net of discount in the amount of $100,000 to the Company. The Company recorded the fair value of the 10,000,000 warrants issued with debt at approximately $237,811 at the date of issuance as a discount.

On June 22, 2021, the Company entered into a Promissory Debentures with a lender in the amount of $11,600,000 which bear interest at twelve (12%) percent and have a three (3) year maturity date and cashless warrants to purchase 70,000,000 shares of our common stock, at exercise prices of $0.10 per share. The notes may be repaid in whole or in part at any time prior to maturity. The lender had advanced a total of $10,500,000, net of discount in the amount of $1,100,000 to the Company. The Company recorded the fair value of the 70,000,000 warrants issued with debt at approximately $5,465,726 at the date the warrants were issued as a discount. Lender is granted senior security interest and lien in all rights, title and interest in the assets and property of the Company as collateral.

On August 18, 2021, through a Stock Purchase Agreement in which 100% of the outstanding shares of Global Stem Cell Group, Inc. the Company acquired a 2018 Jaguar F-Pace which was acquired from Benito Novas for $45,000 on January 8, 2019 and assumed the related auto loan, with an original loan amount of $20,991 at 8.99% interest for 48 months and monthly payments of $504.94. As of December 31, 2021, the principal balance of the outstanding auto loan was $5,776.

On August 18, 2021, through a Stock Purchase Agreement in which 100% of the outstanding shares of Global Stem Cell Group, Inc. the Company assumed the November 17, 2020, agreement with an Investor for proceeds in the amount of $400,000 treated as a promissory. In exchange for the gross proceeds, the Investor shall receive the right to a perpetual 7.75% (payment percentage) of the revenues of Global Stem Cell Group. The payments of the payment percentage shall be calculated by multiplying the gross quarterly revenues appearing in the financial statements by the payment percentage and treated as accrued interest. Payments shall be made ninety (90) days from the end of each respective fiscal quarter with the first payment to be made on the quarter ending December 31, 2020. Payments may be accrued and deferred if payment would deplete cash, cash equivalent and/or short term investment balances on each respective fiscal quarter by more than twenty (20%) percent. As of December 31, 2021, the principal balance of the outstanding loan was $400,000 and accrued interest totals $87,185. This debt instrument is currently in default due to the non-payment of interest.

On September 20, 2021, the Company entered into a Promissory Debentures with a lender in the amount of $1,100,000 which bear interest at twelve (12%) percent and have a three (3) year maturity date and cashless warrants to purchase 7,500,000 shares of our common stock, at exercise prices of $0.085 per share. The notes may be repaid in whole or in part at any time prior to maturity. The lender had advanced a total of $1,000,000, net of discount in the amount of $100,000 to the Company. The Company recorded the fair value of the 7,500,000 warrants issued with debt at approximately $360,607 at the time of issuance as a discount.

On December 30, 2021, the parties wished to modify the terms of the Promissory Debentures dated July 13, 2020 in the amount of $6,000 and accrued interest in the amount of $1,578 by issuing a new promissory note and extend the date of maturity. In consideration for the new terms, the Promissory Debenture dated December 30, 2021 shall include a five (5%) percent premium for a total of $7,958 which bear interest at twelve (12%) percent and have a seventeen (17) months maturity date. The notes may be repaid in whole or in part at any time prior to maturity.

On December 30, 2021, the parties wished to modify the terms of the Promissory Debentures dated July 15, 2020 in the amount of $84,000 and accrued interest in the amount of $22,162 by issuing a new promissory note and extend the date of maturity. In consideration for the new terms, the Promissory Debenture dated December 30, 2021 shall include a five (5%) percent premium for a total of $111,470 which bear interest at twelve (12%) percent and have a seventeen (17) months maturity date. The notes may be repaid in whole or in part at any time prior to maturity.

The balance of the promissory as of December 31, 2021 and December 31, 2020 is as follows:

	December 31,	December 31,
	2021	2020
Promissory notes payable	$20,243,335	$5,911,692
Less: Discount	6,822,622	295,091
Less: Deferred finance costs	82,466
Promissory notes payable, net	$13,338,247	$5,616,601

During the periods ending December 31, 2021 and December 31, 2020, the Company made $1,812 and $0 payments, respectively on the outstanding promissory notes, and recorded $1,781,394 and $61,561, respectively of interest expense and $874,476 and $3,676, respectively of debt discount amortization expense. As of December 31, 2021 and December 31, 2020, the Company had approximately $1,878,251 and $61,561, respectively of accrued interest. As of December 31, 2021 and December 31, 2020, the principal balance of outstanding promissory notes payable was $20,243,335 and $5,911,692, respectively.

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

The Company determined the fair values of the embedded convertible notes derivatives and tainted convertible notes using the lattice valuation model with the following assumptions:

December 31,
2021
Common stock issuable	75,710
Market value of common stock on measurement date	$0.27
Adjusted exercise price	$0.21
Risk free interest rate	.68%
Instrument lives in years	3.00 Year
Expected volatility	121%
Expected dividend yields	None

At December 7, 2020 the Company exchanged $5,379,624 of principal, default penalty and accrued but unpaid interest on convertible notes for $5,379,624 promissory notes and cashless warrants to purchase 15,000,000 shares of our common stock which eliminated the derivative liability associated with this debt.

The balance of the fair value of the derivative liability as of December 31, 2021 and December 31, 2020 is as follows:

Balance at December 31, 2019	$4,730,990
Additions	532,401
Fair value loss	1,233,277
Conversions	(6,496,668)
Balance at December 31, 2020	-
Additions	24,186
Fair value gain	(3,744)
Conversions	-
Balance at December 31, 2021	$20,442

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

At any time prior to November 25, 2022 (“Automatic Conversion Date”) the Company may redeem for cash out of funds legally available therefor, any or all of the outstanding Series CC Convertible Preferred Stock at a price equal to $1,000 per share. If not converted prior, on the Automatic Conversion Date, any and all remaining issued and outstanding shares of Series CC Convertible Preferred Stock shall automatically convert at the Conversion Price, which is a price per share determined by dividing the number of issued and outstanding shares of (common?) stock of the Company on the date of conversion by 1,000 and multiply the results by 0.8.

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

The Convertible Series CC Preferred Stock has been classified outside of permanent equity and liabilities since it embodies a conditional obligation that the Company may settle by issuing a variable number of equity shares and the monetary value of the obligation is based on a fixed monetary amount known at inception. The Company has recorded $83,731 which represents 1,000 Series CC Convertible Preferred Stock at $83.73 per share, issued and outstanding as of December 31, 2021 and December 31, 2020, outside of permanent equity and liabilities.

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

As of December 31, 2021 and December 31, 2020, the Company has 0 and 1,000 preferred shares of Series CC Preferred Stock issued and outstanding, respectively. During the period of these financial statements, no dividend was declared or paid on the Series CC preferred shares.

NOTE 6 – STOCKHOLDERS EQUITY

Common Shares

The Board of Directors and shareholders were required to increase the number of authorized shares of common stock from (a) 200,000,000 to 500,000,000 during June 2015, (b) 500,000,000 to 1,500,000,000 during July 2015, and (c) 1,500,000,000 to 6,500,000,000 during March 2016, to adhere to the Company’s contractual obligation to maintain the required reserve share amount for debtholders.

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

2021 Transactions

On February 24, 2021, the Company issued 36,232 shares of common stock for consulting services where were valued in the amount of $10,000.

On April 16, 2021, the Company issued 33,772 shares of common stock for consulting services which were valued in the amount of $10,000.

On June 28, 2021, the Company issued 1,092,866 shares of common stock as settlement of the lawsuit, which were valued in the amount of $213,109.

On December 23, 2021, the Company issued 52,659 shares of common stock for consulting services which were valued in the amount of $10,000.

As of December 31, 2021 and December 31, 2020, the Company has 12,085,125 and 10,869,596 common shares issued and outstanding, respectively.

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

On September 20, 2021, the Company issued warrants to purchase 7,500,000 shares of common stock, at exercise prices of $0.085 per share. These warrants expire three years from issuance date. The Company recorded the fair value of the 7,500,000 warrants issued with debt at approximately $360,607 as a discount.

The following table summarizes the Company’s warrant transactions during the year ended December 31, 2021 and year ended December 2020:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at year ended December 31, 2019	-	$-
Granted	16,000,000	0.030
Exercised	-	-
Expired	-	-
Outstanding at year ended December 31, 2020	16,000,000	$0.030
Granted	87,500,000	0.091
Exercised
Expired
Outstanding at quarter ended December 31, 2021	103,500,000	$0.082

Warrants granted in the year ended December 31, 2020 were valued using the Black Scholes Model with the risk-free interest rate of 0.20%, expected life 3 years, expected dividend rate of 0% and expected volatility ranging of 411.72%.

Warrants granted in the year ended December 31, 2021 were valued using the Black Scholes Merton Model with the risk-free interest rate within ranges between 0.20% to 0.45%, term of 3 years, dividend rate of 0% and historical volatility ranging between 338.36% to 394.78%. The final value assigned to the warrants was determined using a relative fair value calculation between the amount of warrants and promissory notes.

Designation of Series AA Super Voting Preferred Stock

On June 30, 2014, the Company filed with the Secretary of State with Nevada an amendment to the Company’s Articles of Incorporation, authorizing the issuance of up to eleven million (11,000,000) shares of preferred stock, par value $0.001 per share.

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

As of December 31, 2021 and December 31, 2020, the Company has 1,050,000 and 50,000 preferred shares of Series AA Preferred Stock issued and outstanding, respectively. During the period of these financial statements, no dividend was declared or paid on the Series AA preferred shares.

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

As of December 31, 2021 and December 31, 2020, the Company had 0 and 279,146, respectively, of preferred shares of Series BB Preferred Stock issued and outstanding. During the period of these financial statements, no dividend was declared or paid on the Series BB preferred shares.

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

In consideration of mutual covenants set forth in the Professional Service Consulting Agreement, Dave Christensen, current Director, President, Chief Executive Officer, Chief Financial Officer and Secretary, shall be compensated monthly based on annual rate of $90,000, starting January 1, 2022. Additionally, the agreement includes an issuance of 896 shares of Series DD Preferred Stock of the Company. An amount of 448 shares are issued on August 18, 2021 and the remaining 448 to be issued February 18, 2022.

The $503,072 value of the 896 shares of Series DD Convertible Preferred Stock is based on converting into a number of fully paid and nonassessable shares of common stock determined by multiplying the number of issued and outstanding shares of common stock of the Company on the date of conversion by 3.17 conversion price. The $251,536 value of the 448 shares of Series DD Convertible Preferred Stock to be issued February 18, 2022 was recorded as stock payable. The full amount of $503,552 was expensed at the date of grant, as a matter of accounting policy. There is $251,776 recorded as stock payable – related party due to Dave Christensen, CEO, at December 31, 2021.

As of December 31, 2021 and December 31, 2020, the Company had 9,422 and 0 preferred shares of Series DD Convertible Preferred Stock issued and outstanding, respectively, with 448 will be issued in February 2022. During the period of these financial statements, no dividend was declared or paid on the Series DD preferred shares.

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

In consideration of mutual covenants set forth in the Professional Service Consulting Agreement, Dave Christensen, current Director, President, Chief Executive Officer, Chief Financial Officer and Secretary, shall be compensated monthly based on annual rate of $90k starting January 1, 2022. Additionally, the agreement includes an issuance of 896 shares of Series DD Preferred Stock of the Company. An amount of 448 shares are issued on August 18, 2021 and the remaining 448 to be issued February 18, 2022. Amounts paid to Enterprise Technology Consulting, a Company 100% owned by Dave Christensen, CEO, for consulting services during 2021 were $60,000.

The Company paid Lans Holdings Inc., by delivery in escrow on November 3, 2021, an amount equal to USD $8,200,000.

On August 18, 2021, through a Stock Purchase Agreement in which 100% of the outstanding shares of Global Stem Cell Group, Inc. the Company acquired a 2018 Jaguar F-Pace which was acquired from Benito Novas for $45,000 on January 8, 2019 and assumed the related auto loan, with an original loan amount of $20,991 at 8.99% interest for 48 months and monthly payments of $504.94. As of December 31, 2021, the principal balance of the outstanding auto loan was $5,776.

On August 18, 2021, through a Stock Purchase Agreement in which 100% of the outstanding shares of Global Stem Cell Group, Inc. the Company acquired 50,000,000 shares of common stock from Aesthetic Marketing Group, LLC on May 23, 2019. Aesthetic Marketing Group is wholly owned by Benito Novas, CEO of Global Stem Cell Group, Inc.

Benito Novas’, (CEO of Global Stem Cell Group, Inc.) brother, sister and nephew provide marketing/administrative and training/R&D services to Global Stem Cells Group and were paid as consultants from August 18, 2021 to December 31, 2021 in aggregate $101,175.

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

On June 23, 2021, the Company entered into a settlement agreement for an outstanding lawsuit for consideration of $300,000 in cash and 1,092,866 shares of common stock in the amount of $213,109. The $513,109 settlement was offset by the $282,500 which was recorded in accounts payable as of December 31, 2017 resulting in expense of $231,109 during the six months ended June 30, 2021.

On June 28, 2021, the Company paid $300,000 in cash and issued 1,092,866 shares of common stock as settlement of the lawsuit, in the amount of $213,109, resulting in an outstanding balance of $0 as of December 31, 2021.

Per an Agreement between Global Stem Cell Group and a lender dated November 17, 2020, in the event that any of Global Stem Cell Group, and/or the Entities and /or Parent (individually the “Company” and collectively the “Companies”) dispose of any Assets to any party or third party or parties (an “Asset Disposition”), then Global Stem Cell Group shall undertake to cause such party, third party or parties to acquire the Right from the Investor. The consideration for the Right shall be equal to the fair value (“FV”) of the Assets at the time of the Asset Disposition (the “Asset Disposition Payment”). The Asset Disposition Payment shall not exceed 27.5% (twenty-seven and a half percent) of the FV of the Assets. As part of the agreement, should the Global Stem Cell Group consummate its acquisition agreement with Meso Numismatics, Inc., so long as Meso Numismatics, Inc. agrees to be bound by the provision after the acquisition, then that provision will not trigger at the time of sale of the Global Stem Cell Group to Meso Numismatics, Inc.

During the period ending December 31, 2021, Global Stem Cell Group, Inc. entered into the Cancun lease with HELLIMEX, S.A. DE CV beginning January 16 2022 and ending on January 15, 2024. The property is located in the Tulum Trade Center, consisting of 1,647 square feet with a monthly rent of $2,714 and security deposit of $5,588.

NOTE 9 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	December 31, 2021	December 31, 2020
Computer and office equipment (5 year useful life)	$66,445	$4,000
Less: accumulated depreciation	(43,536)	(1,800)
Total property and equipment, net	$22,909	$2,200

Depreciation expense for the years ended December 31, 2021 and December 31, 2020 was $40,858 and $800, respectively.

NOTE 10 – ACQUISITION

On August 18, 2021, through a Stock Purchase Agreement in which 100% of the outstanding shares of Global Stem Cell Group, Inc. were acquired for $225,000 in cash, the issuance of 1,000,000 shares of preferred series AA stock and the issuance of 8,974 shares of preferred series DD stock.

The preliminary purchase price for the merger was determined to be $6.229 million, which consists of (i) 1 million shares of Series AA preferred stock valued at approximately $964,000, (ii) 8,974 shares of Series DD preferred stock valued at approximately $5.04 million and (iii) $225,000 in cash of which $175,000 was advanced in prior to closing of the transaction.

The Company accounted for the Stock Purchase Agreement as a business combination under the acquisition method of accounting. Under ASC 805 Business Acquisitions, determination of the accounting acquirer follows the requirements for control contained within ASC 810 Consolidations. Meso Numismatics, Inc. was determined to be the accounting acquirer based upon the terms of the Stock Purchase Agreement and other factors including the voting provisions contained within the Series AA preferred stock. Those voting provisions require that for (1) any change of control or (2) for any change in directors that the Series AA can only vote in a unanimous fashion, therefore the shares held by the current CEO and board Chairman prior to the date of the acquisition remain in control of the combined entity. In addition, no new officers or directors were brought on board as a result of the acquisition.

The following table presents an allocation of the purchase price to the net assets acquired, inclusive of intangible assets, with the excess fair value recorded to goodwill. The goodwill, which is not deductible for tax purposes, is attributable to the assembled workforce of Global Stem Cells Group, planned growth in new markets, and synergies expected to be achieved from the combined operations of Meso Numismatics, Inc. and Global Stem Cells Group.

Description	As of August 18, 2021
Cash Payments to GSCG	$225,000
Fair value of 1,000,000 shares of preferred series AA stock	963,866
Fair value of 8,974 shares of preferred series DD stock	5,038,576
Accounts payable and accrued liabilities	164,252
Note payables	407,588
Due to MESO	250,000
Total consideration	$7,049,282

Cash and cash equivalents	716,647
Accounts receivable	14,006
Property and equipment, net	25,491
Intangible assets, net	487,700
Total fair value of assets acquired	1,243,844
Consideration paid in excess of fair value (Goodwill) (1)	$5,805,438

(1)	The consideration paid in excess of the net fair value of assets acquired and liabilities assumed has been recognized as goodwill.

Under the provisions of purchase accounting, the Company has up to 1 year from the date of the acquisition to finalize the accounting for the assets acquired and liabilities assumed. The amounts included in the table above are therefore still subject to revision should additional information become available to the Company regarding the assets acquired and liabilities assumed.

NOTE 11 – INTELLECTUAL PROPERTY

A third party independent valuation specialist was asked to determine the value of Global Stem Cell Group, Inc., tangible and intangible assets assuming the offering price was at fair value. In order to perform the purchase price allocation, the tangible and intangible assets were valued as of August 18, 2021.

The Fair Value of the intangible assets as of the Valuation Date is reasonably represented as:

	December 31, 2021	December 31, 2020
Tradename - Trademarks	$87,700	$-
Intellectual Property / Licenses	363,000	-
Customer Base	37,000	-
Intangible assets	487,700	-
Less: accumulated amortization	(36,076)	-
Total intangible assets, net	$451,624	$-

Amortization is computed on straight-line method based on estimated useful lives of 5 years. During the year ended December 31, 2021, the Company recorded amortization expense of the intellectual property of $36,076.

NOTE 12 – INCOME TAXES

Due to the Company’s net losses, there were no provisions for income taxes for the years ended December 31, 2021 and 2020. The difference between the income tax expense of zero shown in the statement of operations and pre-tax book net loss times the federal statutory rate of 21% is due to the change in the valuation allowance.

The benefit for income taxes differed from the amount computed using the U. S federal income tax rate of 21% for December 21, 2021, as follows

2021
Income tax (benefit)	$(2,705,741)
Non-deductible	345,741
Change in valuation allowance	2,360,000
Income tax (benefit) per financial statements	$-

Deferred income tax assets as of December 31, 2021 and 2020 were as follows:

	December 31, 2021	December 31, 2020
Deferred Tax Assets:
Net operating losses	$3,619,294	$1,259,107
Less valuation allowance	(3,619,294)	(1,259,107)
Total deferred tax assets	$-	$-

The Company has recorded a full allowance against its deferred tax assets as of December 31, 2021 and 2020 because management determined that it is not more-likely-than not that those assets will be realized. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

For federal income tax purposes, the Company has a net operating loss carry forward of approximately $18,757,124 at December 31, 2021, which expires commencing in 2036.

NOTE 13 – OTHER ASSETS

During the period ending December 31, 2021, Global Stem Cell Group, Inc. entered into the Cancun lease with HELLIMEX, S.A. DE CV beginning January 16 2022 and ending on January 15, 2024. The property is located in the Tulum Trade Center, consisting of 1,647 square feet with a monthly rent of $2,714 and security deposit of $5,588.

NOTE 14 – PREPAID EXPENSES

During the period ending December 31, 2021, Global Stem Cell Group, Inc. had made prepayments towards the buildout of the clinic at the Tulum Trade Center and purchase of equipment in the amount of $21,532 along with first month rent of $2,714.

NOTE 15 – SUBSEQUENT EVENTS

Global Stem Cell Group, Inc. entered into the Cancun lease with HELLIMEX, S.A. DE CV beginning January 16 2022 and ending on January 15, 2024. The property is located in the Tulum Trade Center, consisting of 1,647 square feet with a monthly rent of $2,714 and security deposit of $5,588. In January 2022, the Company began the buildout of the clinic and order equipment. The Cancun facility is to be inaugurated in May 2022 is accredited both by the Mexican General Health Council and Cofepris (Mexican FDA).

On February 18, 2022, the Company issued the remaining 448 shares of Series DD Convertible Preferred Stock set forth in the Professional Service Consulting Agreement to Dave Christensen, current Director, President, Chief Executive Officer, Chief Financial Officer and Secretary that were recorded as $251,776 in stock payable at December 31, 2021.

On March 23, 2022, the Company issued 76,278 shares of common stock for consulting services in the amount of $10,000 that were recorded in stock payable at December 31, 2021.