Form 10-Q
period 2022-03-31
MESO NUMISMATICS, INC.
filed 2022-05-19
CIK 1760026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

or

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

As of May 19, 2022, there were 12,161,403 shares outstanding of the registrant’s common stock.

MESO NUMISMATICS, INC.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MESO NUMISMATICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,461,023	$2,978,525
Accounts receivable	60,184	17,256
Prepaid expenses	121,332	24,245
Total current assets	2,642,539	3,020,027
Property and equipment, net	19,984	22,909
Other assets	5,568	5,568
Intangible assets, net	427,573	451,624
Right of use asset, net	55,876	—
Goodwill	5,805,438	5,805,438
Total assets	$8,956,978	$9,305,566

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$378,305	$250,756
Accrued interest	2,800,805	2,129,395
Customer advances	53,902	18,215
Stock payable – related party	—	251,536
Stock payable	10,000	20,000
Derivative liability	14,363	20,442
Lease liability, current portion	32,568	—
Notes payable, net	1,534,405	1,527,711
Total current liabilities	4,824,348	4,218,055

Long term liabilities
Lease liability, net of current portion	23,308	—
Convertible notes payable, net of current portion	38,826	33,982
Notes payable – related parties	7,800	7,800
Notes payable, net of current portion	12,235,130	11,802,736
Total liabilities	$17,129,412	$16,062,573

Stockholders’ deficit
Preferred stock, $0.001 par value 1,050,000 shares authorized as Series AA; 1,050,000 shares issued and outstanding for the quarter ended March 31, 2022 and the year ended December 31, 2021, respectively	1,050	1,050
Preferred stock, $0.001 par value; 10,000 shares authorized as Series DD; 9,870 and 9,422 shares issued and outstanding for the quarter ended March 31, 2022 and the year ended December 31, 2021, respectively	10	10
Common stock, $0.001 par value; 6,500,000,000 shares authorized; 13,763,717 and 13,687,439 shares issued and issuable and 12,161,403 and 12,085,125 shares outstanding for the quarter ended March 31, 2022 and the year ended December 31, 2021, respectively	12,162	12,086
Additional paid in capital	40,160,951	39,899,491
Accumulated deficit	(48,346,607)	(46,669,643)
Total stockholders’ deficit	(8,172,434)	(6,757,007)
Total liabilities and stockholders’ deficit	$8,956,978	$9,305,566

The accompanying notes are an integral part of these condensed consolidated financial statements.

MESO NUMISMATICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Revenue	$310,078	$4,443
Cost of revenue	203,593	14,790
Gross profit (loss)	106,485	(10,347)

Operating expenses
Advertising and marketing	54,614	237
Professional fees	395,739	113,787
Officer compensation	22,500	15,000
Depreciation and amortization expense	26,977	200
Investor relations	47,250	2,898
General and administrative	101,918	10,610
Total operating expenses	648,998	142,732

Other income (expense)
Interest expense	(1,140,530)	(319,228)
Derivative financial instruments	6,079	—
Net loss	$(1,676,964)	$(472,307)

Net loss per common share, basic and diluted	$(0.14)	$(0.04)

Weighted average number of common shares outstanding, basic and diluted	12,091,905	10,883,686

The accompanying notes are an integral part of these condensed consolidated financial statements.

MESO NUMISMATICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

For the Three Months Ended March 31, 2022

	Series CC Preferred Stock		Series AA Preferred Stock		Series DD Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2021	—	$—	1,050,000	$1,050	9,422	$10	12,085,125	$12,086	$39,899,491	$(46,669,644)	$(6,757,007)
Issuance of stock for services	—	—	—	—	—	—	76,278	76	9,924	—	10,000
Issuance of preferred series DD for services	—	—	—	—	448	—	—	—	251,536	—	251,536
Net loss	—	—	—	—	—	—	—	—	—	(1,676,963)	(1,676,963)
Balance, March 31, 2022	—	$—	1,050,000	$1,050	9,870	$10	12,161,403	$12,162	$40,160,951	$(48,346,607)	$(8,172,434)

For the Three Months Ended March 31, 2021

	Series CC Preferred Stock		Series AA Preferred Stock		Series BB Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2020	1,000	$83,731	50,000	$50	279,146	$279	10,869,596	$10,870	$27,364,393	$(33,785,163)	$(6,409,571)
Issuance of stock for services	—	—	—	—	—	—	36,232	36	9,964	—	10,000
Cancellation of Preferred BB	—	—	—	—	(278,973)	(279)	—	—	279	—	—
Imputed interest on debt	—	—	—	—	—	—	—	—	7,975	—	7,975
Fair value of warrants	—	—	—	—	—	—	—	—	359,130	—	359,130
Net loss	—	—	—	—	—	—		—	—	(472,307)	(472,307)
Balance, March 31, 2021	1,000	$83,731	50,000	$50	173	$—	10,905,828	$10,906	$27,741,741	$(34,257,470)	$(6,504,773)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MESO NUMISMATICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,676,964)	$(472,307)
Non-cash adjustments to reconcile net loss to net cash:
Amortization of debt discount	26,977	66,058
Depreciation and amortization expense	445,328	200
Change in derivative liabilities	(6,079)	—
Common shares issued for services	—	10,000
Imputed interest on debt	—	7,976
Changes in operating assets and liabilities:
Accounts receivable	(42,928)	—
Prepaid expense	(97,087)	—
Accounts payable and accrued liabilities	834,647	233,213
CASH USED IN OPERATING ACTIVITIES	(516,106)	(154,860)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of debt	—	900,000
Principal payment of debt	(1,396)	—
CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	(1,396)	900,000

Net increase (decrease) in cash	(517,502)	745,140

Cash, beginning of year	2,978,525	42,534

Cash, end of year	$2,461,023	$787,674
Cash paid for income tax	$—	$—
Cash paid for interest	$118	$—

NON-CASH FINANCING ACTIVITIES:
Warrants discount issued on debt	$—	$359,130
Cancellation of preferred series BB	$—	$279
Issuance of preferred series DD	$251,536	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

MESO NUMISMATICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

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

In consideration for the Assignment, Meso Numismatics, Inc.:

●	Assumed certain Convertible Redeemable Notes issued by Lans Holdings Inc. to a lender, pursuant to the Assignment and Assumption Agreement and subject to any pre-existing defaults under the Notes, Meso Numismatics, Inc. reissued an aggregate of $1,079,626 of Convertible Redeemable Notes to the lender which bear interest at a rate varying from ten (10%) to fifteen (15%) percent, and have a one (1) year maturity date.

●	Issue to Lans Holdings Inc. 1,000 shares of its Series CC Convertible Preferred Stock valued at $83,731 calculated based on conversion provision of the Company’s Articles of Incorporation filed with the Secretary of State in Nevada on November 26, 2019. Shareholders of outstanding shares of Series CC Convertible Preferred Stock shall be entitled to convert part or all of its shares of Series CC Convertible Preferred Stock into a number of fully paid and nonassessable shares of common stock at a price per share determined by dividing the number of issued and outstanding shares of stock of the Company on the date of conversion by 1,000 and multiply the results by 0.8 conversion price.

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

1.	Pursuant to the terms of the Fifth Post Closing Amendment, and as full and total consideration for the Assignment and Assumption Agreement and in addition to the assumption of the New LOI and the assumption of the Assigned Debt (both terms as defined in the Assignment and Assumption Agreement ), the option granted to Lans Holdings Inc. pertaining to the issuance of the Company’s Series CC Convertible Preferred Stock was terminated and replaced with a cash payment as consideration, upon the following terms:

a.	The Company paid Lans Holdings Inc., by delivery to escrow, an amount equal to USD $8,200,000, which Cash Payment was used by Lans Holdings Inc. for the repurchase of Lans Holdings shares of common stock from the Lans common shareholders.

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

The closing of the stock purchase agreement occurred August 18, 2021.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Pure Hospitality Solutions, Inc., Meso Numismatics, Corp., and Global Stem Cells Group Inc. (since August 18, 2021). These condensed consolidated financial statements have been prepared and, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the consolidated financial position and the consolidated statements of income and consolidated cash flows for the periods presented in conformity with generally accepted accounting principles for interim consolidated financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X, Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2021, filed on May 5, 2022, which can be found at www.sec.gov. All significant intercompany transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid accounts with original maturities of three months or less to be cash equivalents. At March 31, 2022 and December 31, 2021, all of the Company’s cash was deposited in major banking institutions. There were no cash equivalents as of March 31, 2022 and December 31, 2021. Our cash balances at financial institutions may exceed the Federal Deposit Insurance Company’s (FDIC) insured limit of $250,000 from time to time.

Accounts Receivable

Accounts receivable are recorded at original invoice amount less an allowance for uncollectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on collectability of accounts receivable and prior bad debt experience. Accounts receivable balances are written off against the allowance upon management’s determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Management believes that credit risks on accounts receivable will not be material to the financial position of the Company or results of operations. The allowance for doubtful accounts was $0 and $0 as of March 31, 2022 and December 31, 2021, respectively.

Intangible Assets

Intangible assets with finite lives are amortized over their estimated useful lives. Intangible assets with indefinite lives are not amortized, but are tested for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment was recognized for the quarter ended March 31, 2022.

Lease Accounting

The Company leases office space and clinical space under a lease arrangement. These properties are generally leased under non-cancelable agreements that contain lease terms in excess of twelve months on the date of entry as well as renewal options for additional periods. The agreements, which have been classified as operating leases, generally provide for base minimum rental payment, as well non-lease components including insurance, taxes, maintenance, and other common area costs.

At the lease commencement date, the Company recognizes a right-of-use asset and a lease liability for all leases, except short-term leases with an original term of twelve months or less. The right-of-use asset represents the right to use the leased asset for the lease term. The lease liability represents the present value of the lease payments under the lease. The right-of-use asset is initially measured at cost, which primarily comprises the initial amount of the lease liability, plus any prepayments to the lessor and initial direct costs such as brokerage commissions, less any lease incentives received. All right-of-use assets are periodically reviewed for impairment in accordance with standards that apply to long-lived assets. The lease liability is initially measured at the present value of the lease payments, discounted using the rate implicit in the contract if available or an estimate of our incremental borrowing rate for a collateralized loan with the same term as the underlying lease. The discount rates used for the initial measurement of lease liabilities as of the date of entry were based on the original lease terms.

Lease payments included in the measurement of lease liabilities consist of (i) fixed lease payments for the non-cancelable lease term, (ii) fixed lease payments for optional renewal periods where it is reasonably certain the renewal option will be exercised, and (iii) variable lease payments that depend on an underlying index or rate, based on the index or rate in effect at lease commencement. Certain real estate lease agreements require payments for non-lease costs such as utilities and common area maintenance. The Company has elected an accounting policy to not separate implicit components of the contract that may be considered non-lease related.

Lease expense for operating leases consists of the fixed lease payments recognized on a straight-line basis over the lease term plus variable lease payments as incurred. The lease payments are allocated between a reduction of the lease liability and interest expense. Depreciation of the right-of-use asset for operating leases reflects the use of the asset on straight-line basis over the expected term of the lease.

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

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. It excludes the dilutive effects of any potentially issuable common shares. The effect of common stock equivalents is anti-dilutive with respect to losses and therefore basic and dilutive is the same

Diluted net loss per share is calculated by including any potentially dilutive share issuances in the denominator. The following securities are excluded from the calculation of weighted average diluted shares at March 31, 2022 and December 31, 2020, respectively, because their inclusion would have been anti-dilutive.

	March 31,	December 31,
	2022	2021
Convertible notes outstanding	194,092	75,710
Convertible preferred stock outstanding	37,647,060	37,647,060
Shares underlying warrants outstanding	103,500,000	103,500,000
	141,341,152	141,222,770

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

At March 31, 2022 and December 31, 2021, the carrying amounts of the Company’s financial instruments, including cash, account payables, and accrued expenses, approximate their respective fair value due to the short-term nature of these instruments.

At March 31, 2022 and December 31, 2021, the Company does not have any assets or liabilities except for convertible notes payable required to be measured at fair value in accordance with FASB ASC Topic 820, Fair Value Measurement.

The following presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value as of March 31, 2022 and December 31, 2021:

	Level 1	Level 2	Level 3	Total
March 31, 2022
Derivative liability			14,363	14,363
Total	$-	$-	$14,363	$14,363

December 31, 2021
Derivative liability			20,442	20,442
Total	$-	$-	$20,442	$20,442

Comprehensive Income

The Company records comprehensive income as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Other comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. As of March 31, 2022 and December 31, 2021, the Company had no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, resulting in an accumulated deficit of approximately $48 million and a working capital deficit of $2,200,000 as of March 31, 2022 and future losses are anticipated. These factors, among others, generally tend to raise substantial doubt about the Company’s ability to continue as a going concern.

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

(4)	Allocate the transaction price to each performance obligation in the contract

(5)	Recognize revenue when each performance obligation is satisfied

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the periods ended March 31, 2021 and December 31, 2021.

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

The following table presents the Company’s revenue by product category for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,
	2022	2021
Coins and banknotes	$11,330	$4,443
Training	53,394	-
Product supplies	154,817	-
Equipment	90,537	-
Total revenue	$310,078	$4,443

Listed below are the revenues, cost of revenues, gross profits, assets and net loss by Company:

	For the Three Months Ended
	March 31, 2022
	Global Stem	Meso
	Cells Group	Numismatics	Total
Revenue	$298,748	$11,330	$310,078
Cost of revenue	192,484	11,109	203,593
Gross profit	$106,264	$221	$106,485
Gross Profit %	35.57%	1.95%	34.34%

Assets	$7,723,828	$1,233,150	$8,956,978
Net loss	$(1,463,046)	$(213,917)	$(1,676,963)

COVID-19

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. The significant outbreak of COVID-19 has resulted in a widespread health crisis adversely affecting our 2022 and 2021 business, results of operations and financial condition.

The outbreak of COVID-19 has resulted in a widespread health crisis that adversely affected the economies and financial markets in which we operate. Restrictions in travel along with in person meetings limited our training of new customers along with selling them products and equipment.

NOTE 4 – NOTES PAYABLE

Convertible Notes Payable

On November 25, 2019, Meso Numismatics, Inc. pursuant to the certificate of designation of the Series BB Preferred Stock, elected to exchange the preferred shares for other indebtedness calculated at a price per share equal to $1.20. Upon the Company’s mailing of the Exchange Agreement, the shareholder had the option, within 30 days of such mailing date and subject to the execution of this Agreement to receive the Indebtedness in the form of a convertible note. If the shareholder did not give the Meso Numismatics, Inc. notice the Indebtedness shall automatically was issued in the form of a promissory note. The convertible note agreements bear no interest and have a four (4) year maturity date. The notes may be repaid in whole or in part at any time prior to maturity. There are no shares of common stock issuable upon the execution of the promissory notes. The notes are convertible, at the investors’ sole discretion, into shares of common stock at conversion price equal to the lowest bid price of the Common Stock as reported on the National Quotations Bureau OTC Markets exchange for the three prior trading days including the day upon which a Notice of Conversion is received by the Company. As of December 31, 2019, 81,043 Preferred Series BB shares were exchange for an aggregate of $97,252 convertible notes. During the year ending December 31, 2020, the Company made $25,000, payments on the outstanding convertible notes. As of March 31, 2022 and December 31, 2021, the convertible promissory notes had an outstanding balance of $72,252.

The balance of the convertible notes as of March 31, 2022 and December 31, 2021 is as follows:

	March 31,	December 31,
	2022	2021
Convertible notes payable	$72,252	$72,252
Less: Discount	33,426	38,270
Convertible notes payable, net	$38,826	$33,982

As of March 31, 2022 and December 31, 2021, the Company had approximately $251,144 of accrued interest.

As of March 31, 2022 and December 31, 2021, the principal balance of outstanding convertible notes payable was $72,252.

Promissory Notes Payable

During 2015, the Company entered into line of credit with Digital Arts Media Network treated as a promissory note. The promissory note bear interest at ten (10%) and have a one (1) year maturity date. The notes may be repaid in whole or in part at any time prior to maturity. There are no shares of common stock issuable upon the execution of the promissory notes. As of March 31, 2022, the principal balance of the outstanding loan was $130,025 and accrued interest of $82,804.

On November 25, 2019, Meso Numismatics, Inc. pursuant to the certificate of designation of the Series BB, Preferred Stock elected to exchange the preferred shares for other indebtedness calculated at a price per share equal to $1.20. Upon the Company’s mailing of the Exchange Agreement, the shareholder shall have the option, within 30 days of such mailing date and subject to the execution of this Agreement to receive the Indebtedness in the form of a convertible note. Should the shareholder not give the Meso Numismatics, Inc. notice the Indebtedness shall automatically be issued in the form of a promissory note. The promissory note agreements bear no interest and have a four (4) year maturity date with a 20% premium to be paid upon maturity. The notes may be repaid in whole or in part at any time prior to maturity. As of December 31, 2019, 276,723 Preferred Series BB shares were exchange for an aggregate of $332,068 promissory notes. As of March 31, 2022 and December 31, 2021, the principal balance of the promissory notes was $398,482.

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

On January 6, 2021, the Company entered into a Promissory Debentures with a lender in the amount of $1,000,000 which bear interest at eighteen (15%) percent and have a one (1) year maturity date and cashless warrants to purchase 10,000,000 shares of our common stock, at exercise prices of $0.03 per share. The notes may be repaid in whole or in part at any time prior to maturity. The lender had advanced a total of $900,000, net of discount in the amount of $100,000 to the Company. The Company recorded the fair value of the 10,000,000 warrants issued with debt at approximately $237,811 at the date of issuance as a discount. This debt instrument is currently in default as of January 6, 2022.

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

On August 18, 2021, through a Stock Purchase Agreement in which 100% of the outstanding shares of Global Stem Cell Group, Inc. the Company acquired a 2018 Jaguar F-Pace which was acquired from Benito Novas for $45,000 on January 8, 2019 and assumed the related auto loan, with an original loan amount of $20,991 at 8.99% interest for 48 months and monthly payments of $504.94. As of March 31, 202, the principal balance of the outstanding auto loan was $4,380.

On August 18, 2021, through a Stock Purchase Agreement in which 100% of the outstanding shares of Global Stem Cell Group, Inc. the Company assumed the November 17, 2020, agreement with an Investor for proceeds in the amount of $400,000 treated as a promissory. In exchange for the gross proceeds, the Investor shall receive the right to a perpetual 7.75% (payment percentage) of the revenues of Global Stem Cell Group. The payments of the payment percentage shall be calculated by multiplying the gross quarterly revenues appearing in the financial statements by the payment percentage and treated as accrued interest. Payments shall be made ninety (90) days from the end of each respective fiscal quarter with the first payment to be made on the quarter ending December 31, 2020. Payments may be accrued and deferred if payment would deplete cash, cash equivalent and/or short term investment balances on each respective fiscal quarter by more than twenty (20%) percent. As of March 31, 2022, the principal balance of the outstanding loan was $400,000 and accrued interest totals $110,858. This debt instrument is currently in default due to the non-payment of interest.

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

The balance of the promissory as of March 31, 2022 and December 31, 2021 is as follows:

	March 31,	December 31,
	2022	2021
Promissory notes payable	$20,241,939	$20,243,335
Less: Discount	6,390,358	6,822,622
Less: Deferred finance costs	74,247	82,466
Promissory notes payable, net	$13,777,334	$13,338,247

During the periods ending March 31, 2022 and December 31, 2021, the Company made $1,396 and $1,812 payments, respectively on the outstanding promissory notes, and recorded $658,177 and $1,781,394, respectively of interest expense and $432,265 and $874,476, respectively of debt discount amortization expense. As of March 31, 2022 and December 31, 2021, the Company had approximately $2,536,429 and $1,878,251, respectively of accrued interest. As of March 31, 2022 and December 31, 2021, the principal balance of outstanding promissory notes payable was $20,241,939 and $20,243,335, respectively.

Derivatives Liabilities

The Company determined that the convertible notes outstanding as of March 31, 2022 contained an embedded derivative instrument as the conversion price was based on a variable that was not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40.

The Company determined the fair values of the embedded convertible notes derivatives and tainted convertible notes using the lattice valuation model with the following assumptions:

March 31,
2022
Common stock issuable	194,092
Market value of common stock on measurement date	$0.07
Adjusted exercise price	$0.06
Risk free interest rate	1.60%
Instrument lives in years	2.75 Year
Expected volatility	114%
Expected dividend yields	None

The balance of the fair value of the derivative liability as of March 31, 2022 and December 31, 2021 is as follows:

Balance at December 31, 2020	$-
Additions	24,186
Fair value loss	(3,744)
Conversions	-
Balance at December 31, 2021	20,442
Additions	-
Fair value gain	(6,079)
Conversions	-
Balance at March 31, 2022	$14,363

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

As of March 31, 2022 and December 31, 2021, the Company has no preferred shares of Series CC Preferred Stock issued and outstanding, respectively. During the period of these financial statements, no dividend was declared or paid on the Series CC preferred shares.

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

2022 Transactions

On March 23, 2022, the Company issued 76,278 shares of common stock for consulting services which were valued in the amount of $10,000.

As of March 31, 2022 and December 31, 2021, the Company has 12,161,403 and 12,085,125 common shares issued and outstanding, respectively.

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

The following table summarizes the Company’s warrant transactions during the periods ended March 31, 2022 and year ended December 2021:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at year ended December 31, 2020	16,000,000	$0.030
Granted	87,500,000	0.091
Exercised	-	-
Expired	-	-
Outstanding at year ended December 31, 2021	103,500,000	$0.082
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at quarter ended March 31, 2022	103,500,000	$0.082

Warrants granted in the year ended December 31, 2020 were valued using the Black Scholes Model with the risk-free interest rate of 0.20%, expected life 3 years, expected dividend rate of 0% and expected volatility ranging of 411.72%.

Warrants granted in the year ended December 31, 2021 were valued using the Black Scholes Merton Model with the risk-free interest rate within ranges 0.20% to 0.45%, term of 3 years, dividend rate of 0% and historical volatility within ranges 338.36% to 394.78%. The final value assigned to the warrants was determined using a relative fair value calculation between the amount of warrants and promissory notes.

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

As of March 31, 2022 and December 31, 2021, the Company has 1,050,000 preferred shares of Series AA Preferred Stock issued and outstanding, respectively. During the period of these financial statements, no dividend was declared or paid on the Series AA preferred shares.

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

As of March 31, 2022 and December 31, 2021, the Company had no preferred shares of Series BB Preferred Stock issued and outstanding. During the period of these financial statements, no dividend was declared or paid on the Series BB preferred shares.

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

In consideration of mutual covenants set forth in the Professional Service Consulting Agreement, Dave Christensen, current Director, President, Chief Executive Officer, Chief Financial Officer and Secretary, shall be compensated monthly based on annual rate of $90,000, starting January 1, 2022. Additionally, the agreement included an issuance of 896 shares of Series DD Preferred Stock of the Company. An amount of 448 shares were issued on August 18, 2021 and the remaining 448 were issued February 18, 2022.

The $503,072 value of the 896 shares of Series DD Convertible Preferred Stock is based on converting into a number of fully paid and nonassessable shares of common stock determined by multiplying the number of issued and outstanding shares of common stock of the Company on the date of conversion by 3.17 conversion price. The $251,536 value of the 448 shares of Series DD Convertible Preferred Stock issued February 18, 2022 was recorded as stock payable. The full amount of $503,552 was expensed at the date of grant, as a matter of accounting policy. There is $251,776 recorded as stock payable – related party due to Dave Christensen, CEO, at December 31, 2021.

On February 18, 2022, the Company issued to Dave Christensen, CEO, the 448 shares of Series DD Convertible Preferred Stock valued at $251,536 which was recorded as stock payable at December 31, 2021.

As of March 31, 2022 and December 31, 2021, the Company had 9,870 and 9,422 preferred shares of Series DD Convertible Preferred Stock issued and outstanding, respectively. During the period of these financial statements, no dividend was declared or paid on the Series DD preferred shares.

NOTE 7 – RELATED PARTY TRANSACTIONS

In consideration of mutual covenants set forth in the Professional Service Consulting Agreement, Dave Christensen, current Director, President, Chief Executive Officer, Chief Financial Officer and Secretary, shall be compensated monthly based on annual rate of $90k starting January 1, 2022. Additionally, the agreement includes an issuance of 896 shares of Series DD Preferred Stock of the Company. An amount of 448 shares were issued on August 18, 2021 and the remaining 448 were issued February 18, 2022. Amounts paid to Enterprise Technology Consulting, a Company 100% owned by Dave Christensen, CEO, for consulting services during the three months ended March 31, 2022 was $7,500.

The Company paid Lans Holdings Inc., by delivery in escrow on November 3, 2021, an amount equal to USD $8,200,000.

On August 18, 2021, through a Stock Purchase Agreement in which 100% of the outstanding shares of Global Stem Cell Group, Inc. the Company acquired a 2018 Jaguar F-Pace which was acquired from Benito Novas for $45,000 on January 8, 2019 and assumed the related auto loan, with an original loan amount of $20,991 at 8.99% interest for 48 months and monthly payments of $504.94. As of March 31, 2022, the principal balance of the outstanding auto loan was $4,380.

On August 18, 2021, through a Stock Purchase Agreement the Company acquired 50,000,000 shares of common stock from Aesthetic Marketing Group, LLC which represented 100% of the outstanding shares. These shares were acquired from Aesthetic Marketing Group, LLC. Aesthetic Marketing Group, LLC is wholly owned by Benito Novas, CEO of Global Stem Cell Group, Inc.

Benito Novas’, (CEO of Global Stem Cell Group, Inc.) brother, sister and nephew provide marketing/administrative and training/R&D services to Global Stem Cells Group and were paid as consultants during the periods ending March 31, 2022 and December 31, 2021 in aggregate of $40,985 and $101,175, respectively.

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

NOTE 9 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	March 31, 2022	December 31, 2021
Computer and office equipment (5 year useful life)	$66,445	$66,445
Less: accumulated depreciation	(46,461)	(43,536)
Total property and equipment, net	$19,984	$22,909

Depreciation expense for the three months ended March 31, 2022 and March 31, 2021 was $2,926 and $200, respectively.

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

The Fair Value of the intangible assets as of the Valuation Date is reasonably represented as:

	March 31, 2022	December 31, 2021
Tradename - Trademarks	$87,700	$87,700
Intellectual Property / Licenses	363,000	363,000
Customer Base	37,000	37,000
Intangible assets	487,700	487,700
Less: accumulated amortization	(60,127)	(36,076)
Total intangible assets, net	$427,573	$451,624

Amortization is computed on straight-line method based on estimated useful lives of 5 years. During the three months ended March 31, 2022 and March 31, 2021, the Company recorded amortization expense of the intellectual property of $24,051 and $0, respectively.

NOTE 12 – OPERATING LEASES

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

The following table summarizes the Company’s undiscounted cash payment obligations for its non-cancelable lease liabilities through the end of the expected term of the lease:

2022	$32,568
2023	27,140
2024	—
2025	—
2026	—
Total undiscounted cash payments	59,708
Less interest	(3,832)
Present value of payments	$55,876

NOTE 13 – OTHER ASSETS

During the period ending December 31, 2021, Global Stem Cell Group, Inc. entered into the Cancun lease with HELLIMEX, S.A. DE CV beginning January 16 2022 and ending on January 15, 2024. The property is located in the Tulum Trade Center, consisting of 1,647 square feet with a monthly rent of $2,714 and security deposit of $5,588.

NOTE 14 – PREPAID EXPENSES

During the period ending March 31, 2022, Global Stem Cell Group, Inc. had made prepayments towards the buildout of the clinic at the Tulum Trade Center and purchase of equipment in the amount of $121332. The Cancun facility is to be inaugurated in May 2022 is accredited both by the Mexican General Health Council and Cofepris (Mexican FDA).

NOTE 15 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, we have analyzed events and transactions that occurred subsequent to March 31, 2022 through the date these financial statements were issued and have determined that we do not have any other material subsequent events to disclose or recognize in these financial statements.

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

Results of Operations

Results of Operations for the Three Months Ended March 31, 2022 and 2021.

Below is a summary of the results of operations for the three months ended March 31, 2022 and 2021.

	For the Three Months Ended March 31,
	2022	2021	$ Change	% Change
Revenue	$310,078	$4,443	$305,635	6,879%
Cost of revenue	203,593	14,790	188,803	1,277%
Gross profit	106,485	(10,347)	116,832	1,129%

Operating expenses
Advertising and marketing	54,614	237	54,377	22,944%
Professional fees	395,739	113,787	281,952	248%
Officer compensation	22,500	15,000	7,500	50%
Depreciation and amortization expense	26,977	200	26,777	13,388%
Investor relations	47,250	2,898	44,352	1,530%
General and administrative	101,918	10,610	91,308	861%
Total operating expenses	648,998	142,732	506,266	355%

Other income (expense)
Interest expense	(1,140,529)	(319,228)	(821,301)	257%
Derivative financial instruments	6,079	—	6,079	100%
Net loss	$(1,676,963)	$(472,307)	$(1,204,656)	255%

Revenue

Revenue increased by 6,879% in the amount of $305,635 for the three months ended March 31, 2022, compared to the same period in 2021. The key reason for the increase in revenue was a result of the acquisition of Global Stem Cells Group, Inc. on August 18, 2021. Revenue from viable cell therapy and immune support related products along with physician training was $298,748 and an increase in sale of coins, metals and paper money of $6,887 for the three months ended March 31, 2022, compared to the same period in 2021.

Listed below are the revenues, cost of revenues and gross profits by Company for the three months ended March 31, 2022:

		For the Three Months Ended March 31, 2022
	Global Stem Cells Group	Meso Numismatics	Total
Revenue	$298,749	$11,329	$310,078
Cost of revenue	192,484	11,109	203,593
Gross profit	$106,265	$220	$106,485
Gross profit %	35.57%	1.95%	34.34%

Operating expenses

Operating expenses increased by 355% in the amount of $506,266 for the three months ended March 31, 2022, compared to the same period in 2021. Listed below are the major changes to operating expenses:

Professional fees increased by $281,952 for the three months ended March 31, 2022, compared to the same period in 2021, primarily due to $55,800 in consulting and $193,000 in audit and accounting expenses.

Officer compensation increased by $7,500 for the three months ended March 31, 2022, compared to the same period in 2021, primarily due to a monthly based on annual rate of $90k starting January 1, 2022

General and administrative expense increase by $91,308 for the three months ended March 31, 2022, compared to the same period in 2021, primarily due to the acquisition of Global Stem Cells Group, Inc. on August 18, 2021.

Other expense

Other expense increased by $815,222 for the three months ended March 31, 2022, compared to the same period in 2021, primarily as a result of the increase in amortization of discounts and interest on promissory notes.

Net Loss

We recorded a net loss of $1,676,964 for the three months ended March 31, 2022, as compared with a net loss of $472,307 for the same in 2021.

Liquidity and Capital Resources

Since inception, the Company has financed its operations through private placements and convertible notes. The following is a summary of the cash and cash equivalents as of March 31, 2022 and December 31, 2021.

	March 31, 2022	December 31, 2021	$ Change	% Change
Cash and cash equivalents	$2,461,023	$2,978,525	$(517,502)	-17%

Summary of Cash Flows

Below is a summary of the Company’s cash flows for the three months ended March 31, 2022 and 2021.

	For the Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(516,106)	$(154,860)
Net cash provided by/ (used in) financing activities	(1,396)	900,000
Net increase (decrease) in cash and cash equivalents	$(517,502)	$745,140

Operating activities

Net cash used in operating activities was $516,106 during the three months ended March 31, 2022 and consisted of a net loss of $1,676,964, which was offset by a net change in operating assets and liabilities of $694,632 and non-cash items of $466,226. The non-cash items for the three months ended March 31, 2022, consisted of depreciation and amortization expenses of $445,328 and amortization of debt discount of $26,977, partially offset by the change in derivative liabilities of $6,079. The significant change in operating assets and liabilities was an increase in accounts payable and accrued liabilities, partially offset by the decrease in accounts receivable and prepaid expense.

Net cash used in operating activities was $154,860 during the three months ended March 31, 2021 and consisted of a net loss of $472,307, which was offset by a net change in operating assets and liabilities of $233,213 and non-cash items of $84,233. The non-cash items for the three months ended March 31, 2021, consisted of amortization of debt discount of $66,058, common shares issued for services of $10,000, imputed interest on debt of $7,975 and depreciation and amortization expense of $200. The significant change in operating assets and liabilities was an increase in accounts payable and accrued liabilities

Financing activities

Net cash used in financing activities was $1,396 consisted of principal payment of debt for the three months ended March 31, 2022.

Net cash provided by financing activities was $900,000 consisted of proceeds received from the issuance of promissory notes for the three months ended March 31, 2021.

Going Concern

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, resulting in an accumulated deficit of approximately $48,346,607 and negative working capital of $2,181,809 as of March 31, 2022 and future losses are anticipated. These factors, among others, generally tend to raise substantial doubt as to its ability to obtain additional long-term debt or equity financing in order to have the necessary resources to further design, develop and launch the website and market the Company’s new service.

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

Off-Balance Sheet Arrangements

As of March 31, 2022, the Company had no off-balance sheet arrangements.

Critical Accounting Policies

Our critical accounting policies have not materially changed during the three months ended March 31, 2022. Furthermore, the preparation of our financial statements is in conformity with generally accepted accounting principles in the United States of America, or GAAP. The preparation of our financial statements requires management to make judgments and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. Our management believes that we consistently apply these judgments and estimates, and the financial statements fairly represent all periods presented. However, any differences between these judgments and estimates and actual results could have a material impact on our statements of income and financial position.

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

At March 31, 2022 and December 31, 2021, the carrying amounts of the Company’s financial instruments, including cash, account payables, and accrued expenses, approximate their respective fair value due to the short-term nature of these instruments.

At March 31, 2022 and December 31, 2021, the Company does not have any assets or liabilities except for derivative liabilities and convertible notes payable required to be measured at fair value in accordance with FASB ASC Topic 820, Fair Value Measurement.

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

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the three months ended March 31, 2022. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We have inadequate controls to ensure that information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting. Management evaluated the impact of the lack of timely communication between non–financial personnel and financial personnel on our assessment of our reporting controls and procedures and has concluded that the control deficiency represented a material weakness.

3.	The Company failed to account for the acquisition of GSCG using the full purchase accounting method in accordance with ASC 805.

To address these material weaknesses, management engaged financial consultants, performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. We have not remedied the material weaknesses as of March 31, 2022. The Company plans to take remedial action to address these weaknesses during the fiscal year ended 2022.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except the implementation of the controls identified above.

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

Item 1A.  Risk Factors

See risk factors included in our Annual Report on Form 10-K for 2021, filed with the SEC on May 5, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 23, 2022, the Company issued 76,278 shares of common stock for consulting services which were valued in the amount of $10,000.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted in Extensible Business Reporting Language (XBRL).
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

**	Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Dated May 19, 2022	MESO NUMISMATICS, INC.

	By:	/s/ David Christensen
David Christensen
President, Chief Executive Officer, Chief Financial Officer, Secretary and Director (Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)