Form 10-Q
period 2022-06-30
MESO NUMISMATICS, INC.
filed 2022-08-15
CIK 1760026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2022

or

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

As of August 15, 2022, there were 12,250,888 shares outstanding of the registrant’s common stock.

MESO NUMISMATICS, INC.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MESO NUMISMATICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)	*
ASSETS
Current assets
Cash and cash equivalents	$1,924,532	$2,978,525
Accounts receivable	23,027	17,256
Prepaid expenses	—	24,245
Total current assets	1,947,558	3,020,027
Property and equipment, net	159,147	22,909
Other assets	5,568	5,568
Intangible assets, net	403,255	451,624
Right of use asset, net	48,712	—
Goodwill	5,805,438	5,805,438
Total assets	$8,369,678	$9,305,566

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$230,031	$250,756
Accrued interest	3,470,334	2,129,395
Customer advances	21,430	18,215
Stock payable – related party	—	251,536
Stock payable	—	20,000
Derivative liability	10,836	20,442
Lease liability, current portion	32,568	—
Notes payable, net	1,532,978	1,527,711
Total current liabilities	5,298,177	4,218,055

Long term liabilities
Lease liability, net of current portion	16,144	—
Convertible notes payable, net of discount	35,402	33,982
Notes payable – related parties	7,800	7,800
Notes payable, net of discount	12,667,655	11,802,736
Total liabilities	$18,025,177	$16,062,573

Stockholders' deficit
Preferred stock, $0.001 par value 1,050,000 shares authorized as Series AA; 1,050,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	1,050	1,050
Preferred stock, $0.001 par value; 10,000 shares authorized as Series DD; 9,870 and 9,422 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	10	10
Common stock, $0.001 par value; 6,500,000,000 shares authorized; 13,853,202 and 13,687,439 shares issued and issuable and 12,250,888 and 12,085,125 shares outstanding as of June 30, 2022 and December 31, 2021, respectively	12,251	12,086
Additional paid in capital	40,170,862	39,899,491
Accumulated deficit	(49,839,672)	(46,669,643)
Total stockholders' deficit	(9,655,500)	(6,757,007)
Total liabilities and stockholders' deficit	$8,369,678	$9,305,566

*	Derived from audited information

The accompanying notes are an integral part of these condensed consolidated financial statements.

MESO NUMISMATICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$304,521	$15,769	$614,599	$20,212
Cost of revenue	155,881	11,860	359,474	26,650
Gross profit (loss)	148,640	3,909	255,125	(6,438)

Operating expenses
Advertising and marketing	80,961	144	135,575	381
Professional fees	196,330	215,458	592,069	329,245
Officer compensation	22,500	19,099	45,000	34,099
Depreciation and amortization expense	35,325	200	62,302	400
Investor relations	47,634	17,574	94,884	20,472
General and administrative	131,304	5,945	233,222	16,555
Total operating expenses	514,054	258,420	1,163,052	401,152

Other income (expense)
Interest expense	(1,131,178)	(440,457)	(2,271,708)	(759,685)
Derivative financial instruments	3,527	—	9,606	—
Other expense	—	(231,109)	—	(231,109)
Net loss	$(1,493,065)	$(926,077)	$(3,170,029)	$(1,398,384)

Net loss per common share, basic and diluted	$(0.12)	$(0.08)	$(0.26)	$(0.13)

Weighted average number of common shares outstanding, basic and diluted	12,216,471	10,931,898	12,154,532	10,920,888

The accompanying notes are an integral part of these condensed consolidated financial statements.

MESO NUMISMATICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

For the Six Months Ended June 30, 2022

	Series CC Preferred Stock		Series AA Preferred Stock		Series DD Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2021	—	$—	1,050,000	$1,050	9,422	$10	12,085,125	$12,086	$39,899,491	$(46,669,644)	$(6,757,007)
Issuance of stock for services	—	—	—	—	—	—	165,763	165	19,835	—	20,000
Issuance of preferred series DD for services	—	—	—	—	448	—	—	—	251,536	—	251,536
Net loss	—	—	—	—	—	—	—	—	—	(3,170,029)	(3,170,029)
Balance, June 30, 2022	—	$—	1,050,000	$1,050	9,870	$10	12,250,888	$12,251	$40,170,862	$(49,839,672)	$(9,655,500)

For the Three Months Ended June 30, 2022

	Series CC Preferred Stock		Series AA Preferred Stock		Series DD Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, April 1, 2022	—	$—	1,050,000	$1,050	9,870	$10	12,161,403	$12,162	$40,160,951	$(48,346,607)	$(8,172,434)
Issuance of stock for services	—	—	—	—	—	—	89,485	89	9,911	—	10,000
Net loss	—	—	—	—	—	—	—	—	—	(1,493,065)	(1,493,065)
Balance, June 30, 2022	—	$—	1,050,000	$1,050	9,870	$10	12,250,888	$12,251	$40,170,862	$(49,839,672)	$(9,655,500)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MESO NUMISMATICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

For the Six Months Ended June 30, 2021

	Series CC Preferred Stock		Series AA Preferred Stock		Series BB Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2020	1,000	$83,731	50,000	$50	279,146	$279	10,869,596	$10,870	$27,364,393	$(33,785,163)	$(6,409,571)
Debt settlement	—	—	—	—	—	—	1,092,866	1,093	212,016	—	213,109
Issuance of common stock for services	—	—	—	—	—	—	70,004	70	19,930	—	20,000
Cancellation of Preferred BB	—	—	—	—	(279,146)	(279)	—	—	279	—	—
Imputed interest on debt	—	—	—	—	—	—	—	—	16,040	—	16,040
Fair value of warrants	—	—	—	—	—	—	—	—	10,859,130	—	10,859,130
Net loss	—	—	—	—	—	—	—	—	—	(1,398,384)	(1,398,384)
Balance, June 30, 2021	1,000	$83,731	50,000	$50	—	$—	12,032,466	$12,033	$38,471,788	$(35,183,547)	$3,300,324

For the Three Months Ended June 30, 2021

	Series CC Preferred Stock		Series AA Preferred Stock		Series BB Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, April 1, 2021	1,000	$83,731	50,000	$50	—	$—	10,905,828	$10,906	$27,741,741	$(34,257,470)	$(6,504,773)
Debt settlement	—	—	—	—	—	—	1,092,866	1,093	212,016	—	213,109
Issuance of common stock for services	—	—	—	—	—	—	33,772	34	9,966	—	10,000
Imputed interest on debt	—	—	—	—	—	—	—	—	8,065	—	8,065
Fair value of warrants	—	—	—	—	—	—	—	—	10,500,000	—	10,500,000
Net loss	—	—	—	—	—	—		—	—	(926,077)	(926,077)
Balance, June 30, 2021	1,000	$83,731	50,000	$50	—	$—	12,032,466	$12,033	$38,471,788	$(35,183,547)	$3,300,324

The accompanying notes are an integral part of these condensed consolidated financial statements.

MESO NUMISMATICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,170,029)	$(1,398,384)
Non-cash adjustments to reconcile net loss to net cash:
Amortization of debt discount	884,430	219,829
Depreciation and amortization expense	62,302	400
Change in derivative liabilities	(9,606)	—
Loss on legal settlement	—	231,109
Common shares issued for services	—	20,000
Imputed interest on debt	—	16,040
Changes in operating assets and liabilities:
Accounts receivable	(5,771)	—
Prepaid expense	2,714	—
Accounts payable and accrued liabilities	1,323,430	211,835
CASH USED IN OPERATING ACTIVITIES	(912,531)	(699,171)

CASH FLOWS FROM INVESTING ACTIVITIES
Loan to acquisition target	—	(250,000)
Purchase of property and equipment	(128,639)	—
CASH USED IN INVESTING ACTIVITIES	(128,639)	(250,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of debt	—	11,400,000
Principal payment of debt	(12,823)	—
CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	(12,823)	11,400,000

Net increase (decrease) in cash	(1,053,993)	10,450,829

Cash, beginning of year	2,978,525	42,534

Cash, end of year	$1,924,532	$10,493,363
Cash paid for income tax	$—	$—
Cash paid for interest	$207	$—

NON-CASH FINANCING ACTIVITIES:
Warrants discount issued on debt	$—	$10,859,130
Cancellation of preferred series BB	$—	$279
Shares issued for legal settlement	$—	$213,109
Issuance of preferred series DD	$251,536	$—
Issuance of common shares for services	$20,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

MESO NUMISMATICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

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

On December 23, 2019, the Company entered into the Post Closing Amendment to the Assignment and Assumption Agreement originally entered into on November 27, 2019 with Global Stem Cells Group Inc., Benito Novas, and Lans Holdings Inc., whereby the Original Agreement is amended to extend the deadline to enter into the New LOI to 120 days from the execution of the Post Closing Amendment and option to receive Series CC Convertible Preferred Stock granted to Lans Holdings Inc. has been extended to 120 days from the execution of the Post Closing Amendment.

On April 22, 2020, the Company entered into a Second Post Closing Amendment to the Assignment and Assumption Agreement originally entered into on November 27, 2019 with Global Stem Cells Group Inc., Benito Novas, and Lans Holdings Inc., which Assignment was first amended pursuant to the Post Closing Amendment to the Assignment and Assumption Agreement entered into on December 23, 2019. The Original Agreement is amended to extend the deadline to enter into the New LOI to 150 days from the execution of the Second Amendment and option to receive Series CC Convertible Preferred Stock granted to Lans Holdings Inc. has been extended to 150 days from the execution of the Second Amendment.

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

On August 18, 2021, the Company completed its acquisition of Global Stem Cells Group Inc., through a Stock Purchase Agreement acquiring all the outstanding capital stock of Global Stem Cells Group Inc and paid the purchase price of a total of 1,000,000 shares of Series AA Preferred Stock in the Company, 8,974 shares of Series DD Preferred Stock in the Company and $225,000 USD (the final payment of $50,000 was made on July 2, 2021).

Pursuant to the terms of the Fifth Post Closing Amendment along with the completion of the acquisition of Global Stem Cells Group Inc., the issuance of the 1,000 shares of the Company’s Series CC Convertible Preferred Stock to Lans Holdings Inc. was terminated and replaced with a cash payment as consideration. The Company shall pay Lans Holdings Inc., by delivery in escrow, an amount equal to USD $8,200,000, which Cash Payment shall be used by Lans Holdings Inc. for the repurchase of all of its shares of common stock from its common shareholders. The company paid on November 3, 2021 the USD $8,200,000 in cash to an escrow account set up by Lans Holdings Inc. The $8.2 million was expensed in the income statement as General and Administrative Expense – Related Party for the year ending December 31, 2021.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Pure Hospitality Solutions, Inc., Meso Numismatics, Corp., and Global Stem Cells Group Inc. (since August 18, 2021). These condensed consolidated financial statements have been prepared and, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the consolidated financial position and the consolidated statements of income and consolidated cash flows for the periods presented in conformity with generally accepted accounting principles for interim consolidated financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X, Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2021, filed on May 5, 2022, which can be found at www.sec.gov. All significant intercompany transactions have been eliminated in consolidation.

Use of Estimates in Financial Statement Presentation

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant estimates included in these financial statements are associated with accounting for the derivative liability.

Reclassifications

Certain amounts for the prior year have been revised or reclassified to conform to the current year presentation. No change in net loss resulted from these reclassifications.

Cash and Cash Equivalents

The Company considers all highly liquid accounts with original maturities of three months or less to be cash equivalents. At June 30, 2022 and December 31, 2021, all of the Company’s cash was deposited in major banking institutions. There were no cash equivalents as of June 30, 2022 and December 31, 2021. Our cash balances at financial institutions may exceed the Federal Deposit Insurance Company’s (FDIC) insured limit of $250,000 from time to time.

Accounts Receivable

Accounts receivable are recorded at original invoice amount less an allowance for uncollectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on collectability of accounts receivable and prior bad debt experience. Accounts receivable balances are written off against the allowance upon management’s determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Management believes that credit risks on accounts receivable will not be material to the financial position of the Company or results of operations. The allowance for doubtful accounts was $0 and $0 as of June 30, 2022 and December 31, 2021, respectively.

Intangible Assets

Intangible assets with finite lives are amortized over their estimated useful lives. Intangible assets with indefinite lives are not amortized, but are tested for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment was recognized for the quarter ended June 30, 2022.

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

The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product to a customer. Revenue is measured based on the consideration the Company receives in exchange for those products or services.

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

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. It excludes the dilutive effects of any potentially issuable common shares. The effect of common stock equivalents is anti-dilutive with respect to losses and therefore basic and dilutive is the same

Diluted net loss per share is calculated by including any potentially dilutive share issuances in the denominator. The following securities are excluded from the calculation of weighted average diluted shares at June 30, 2022 and December 31, 2021, respectively, because their inclusion would have been anti-dilutive.

	June 30,	December 31,
	2022	2021
Convertible notes outstanding	216,716	75,710
Convertible preferred stock outstanding	37,647,060	37,647,060
Shares underlying warrants outstanding	103,500,000	103,500,000
	141,363,776	141,222,770

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

At June 30, 2022 and December 31, 2021, the carrying amounts of the Company’s financial instruments, including cash, account payables, and accrued expenses, approximate their respective fair value due to the short-term nature of these instruments.

At June 30, 2022 and December 31, 2021, the Company does not have any assets or liabilities except for convertible notes payable required to be measured at fair value in accordance with FASB ASC Topic 820, Fair Value Measurement.

The following presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value as of June 30, 2022 and December 31, 2021:

	Level 1	Level 2	Level 3	Total
June 30, 2022
Derivative liability			10,836	10,836
Total	$-	$-	$10,836	$10,836

December 31, 2021
Derivative liability			20,442	20,442
Total	$-	$-	$20,442	$20,442

Comprehensive Income

The Company records comprehensive income as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Other comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. As of June 30, 2022 and December 31, 2021, the Company had no items that represent comprehensive income or loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, resulting in an accumulated deficit of approximately $50 million and a working capital deficit of $3,350,619 as of June 30, 2022 and future losses are anticipated. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

(4)	Allocate the transaction price to each performance obligation in the contract

(5)	Recognize revenue when each performance obligation is satisfied

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the periods ended June 30, 2022 and December 31, 2021.

The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product to a customer. Revenue is measured based on the consideration the Company receives in exchange for those products or services.

The following table presents the Company’s revenue by product category for the six months ended June 30, 2022 and 2021:

	For the Six Months Ended June 30,
	2022	2021
Coins and banknotes	$18,329	$20,212
Training	111,676	-
Product supplies	351,326	-
Equipment	133,268	-
Total revenue	$614,599	$20,212

Listed below are the revenues, cost of revenues, gross profits, assets and net loss by Company:

	For the Six Months Ended
	June 30, 2022
	Global Stem	Meso	Total
	Cells Group	Numismatics
Revenue	$596,270	$18,329	$614,599
Cost of revenue	343,035	16,439	359,474
Gross profit	$253,235	$1,890	$255,125
Gross Profit %	42.47%	10.31%	41.51%

Assets	$999,502	$7,370,176	$8,369,678
Net loss	$(373,649)	$(2,796,380)	$(3,170,029)

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

NOTE 4 – NOTES PAYABLE

Convertible Notes Payable

On November 25, 2019, Meso Numismatics, Inc. pursuant to the certificate of designation of the Series BB Preferred Stock, elected to exchange the preferred shares for other indebtedness calculated at a price per share equal to $1.20. Upon the Company’s mailing of the Exchange Agreement, the shareholder had the option, within 30 days of such mailing date and subject to the execution of this Agreement to receive the Indebtedness in the form of a convertible note. If the shareholder did not give the Meso Numismatics, Inc. notice the Indebtedness shall automatically was issued in the form of a promissory note. The convertible note agreements bear no interest and have a four (4) year maturity date. The notes may be repaid in whole or in part at any time prior to maturity. There are no shares of common stock issuable upon the execution of the promissory notes. The notes are convertible, at the investors’ sole discretion, into shares of common stock at conversion price equal to the lowest bid price of the Common Stock as reported on the National Quotations Bureau OTC Markets exchange for the three prior trading days including the day upon which a Notice of Conversion is received by the Company. As of December 31, 2019, 81,043 Preferred Series BB shares were exchange for an aggregate of $97,252 convertible notes. During the periods ending June 30, 2022 and December 31, 2021, the Company made $10,000 and $25,000, respectively payments on the outstanding convertible notes.

The balance of the convertible notes as of June 30, 2022 and December 31, 2021 is as follows:

	June 30,	December 31,
	2022	2021
Convertible notes payable	$62,252	$72,252
Less: Discount	(26,850)	(38,270)
Convertible notes payable, net	$35,402	$33,982

As of June 30, 2022 and December 31, 2021, the Company had approximately $251,144 of accrued interest.

As of June 30, 2022 and December 31, 2021, the principal balance of outstanding convertible notes payable was $62,252 and $72,252, respectively.

Promissory Notes Payable

During 2015, the Company entered into line of credit with Digital Arts Media Network treated as a promissory note. The promissory note bear interest at ten (10%) and have a one (1) year maturity date. The notes may be repaid in whole or in part at any time prior to maturity. There are no shares of common stock issuable upon the execution of the promissory notes. As of June 30, 2022, the principal balance of the outstanding loan was $130,025 and accrued interest of $86,046.

On November 25, 2019, Meso Numismatics, Inc. pursuant to the certificate of designation of the Series BB, Preferred Stock elected to exchange the preferred shares for other indebtedness calculated at a price per share equal to $1.20. Upon the Company’s mailing of the Exchange Agreement, the shareholder shall have the option, within 30 days of such mailing date and subject to the execution of this Agreement to receive the Indebtedness in the form of a convertible note. Should the shareholder not give the Meso Numismatics, Inc. notice the Indebtedness shall automatically be issued in the form of a promissory note. The promissory note agreements bear no interest and have a four (4) year maturity date with a 20% premium to be paid upon maturity. The notes may be repaid in whole or in part at any time prior to maturity. As of December 31, 2019, 276,723 Preferred Series BB shares were exchange for an aggregate of $332,068 promissory notes. As of June 30, 2022 and December 31, 2021, the principal balance of the promissory notes was $398,482.

On December 3, 2019, Melvin Pereira, the CEO, converted 18,500 shares of the 25,000 shares of Series BB preferred stock to acquire one hundred (100%) percent of Meso’s common stock into 250,999 shares of the Company’s common stock and elected to exchange the remaining 6,500 shares of Series BB preferred stock for a promissory note of $7,800.

On July 13, 2020, the Company entered into a Promissory Debentures with a lender in the amount of $6,000 which bear interest at eighteen (18%) percent and have a two (2) year maturity date. The notes may be repaid in whole or in part at any time prior to maturity. The lender had advanced a total of $5,000, net of discount in the amount of $1,000 to the Company (see below).

On July 15, 2020, the Company entered into a Promissory Debentures with a lender in the amount of $84,000 which bear interest at eighteen (18%) percent and have a two (2) year maturity date. The notes may be repaid in whole or in part at any time prior to maturity. The lender had advanced a total of $70,000, net of discount in the amount of $14,000 to the Company (see below).

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

On August 18, 2021, through a Stock Purchase Agreement in which 100% of the outstanding shares of Global Stem Cell Group, Inc. the Company acquired a 2018 Jaguar F-Pace which was acquired from Benito Novas for $45,000 on January 8, 2019 and assumed the related auto loan, with an original loan amount of $20,991 at 8.99% interest for 48 months and monthly payments of $504.94. As of June 30, 202, the principal balance of the outstanding auto loan was $2,953.

On August 18, 2021, through a Stock Purchase Agreement in which 100% of the outstanding shares of Global Stem Cell Group, Inc. the Company assumed the November 17, 2020, agreement with an Investor for proceeds in the amount of $400,000 treated as a promissory note. In exchange for the gross proceeds, the Investor shall receive the right to a perpetual 7.75% (payment percentage) of the revenues of Global Stem Cell Group. The payments of the payment percentage shall be calculated by multiplying the gross quarterly revenues appearing in the financial statements by the payment percentage and treated as accrued interest. Payments shall be made ninety (90) days from the end of each respective fiscal quarter with the first payment to be made on the quarter ending December 31, 2020. Payments may be accrued and deferred if payment would deplete cash, cash equivalent and/or short term investment balances on each respective fiscal quarter by more than twenty (20%) percent. As of June 30, 2022, the principal balance of the outstanding loan was $400,000 and accrued interest totals $133,318. This debt instrument is currently in default due to the non-payment of interest.

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

The balance of the promissory as of June 30, 2022 and December 31, 2021 is as follows:

	June 30,	December 31,
	2022	2021
Promissory notes payable	$20,240,512	$20,243,335
Less: Discount	(5,966,143)	(6,822,622)
Less: Deferred finance costs	(65,936)	(82,466)
Promissory notes payable, net	$14,208,433	$13,338,247

During the periods ending June 30, 2022 and December 31, 2021, the Company made $2,823 and $1,812 payments, respectively on the outstanding promissory notes, and recorded $1,387,278 and $1,781,394, respectively of interest expense and $856,480 and $874,476, respectively of debt discount amortization expense. As of June 30, 2022 and December 31, 2021, the Company had approximately $3,219,190 and $1,878,251, respectively of accrued interest. As of June 30, 2022 and December 31, 2021, the principal balance of outstanding promissory notes payable was $20,240,512 and $20,243,335, respectively.

Derivatives Liabilities

The Company determined that the convertible notes outstanding as of June 30, 2022 contained an embedded derivative instrument as the conversion price was based on a variable that was not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40.

The Company determined the fair values of the embedded convertible notes derivatives and tainted convertible notes using a lattice valuation model with the following assumptions:

June 30,
2022
Common stock issuable	216,716
Market value of common stock on measurement date	$0.05
Adjusted exercise price	$0.06
Risk free interest rate	2.51%
Instrument lives in years	2.50 Year
Expected volatility	111%
Expected dividend yields	None

The balance of the fair value of the derivative liability as of June 30, 2022 and December 31, 2021 is as follows:

Balance at December 31, 2020	$-
Additions	24,186
Fair value loss	(3,744)
Conversions	-
Balance at December 31, 2021	20,442
Additions	-
Fair value gain	(7,751)
Conversions	(1,855)
Balance at June 30, 2022	$10,836

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

As of June 30, 2021 and December 31, 2021, the Company has no preferred shares of Series CC Preferred Stock issued and outstanding, respectively. During the period of these financial statements, no dividend was declared or paid on the Series CC preferred shares.

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

On May 5, 2022, the Company issued 89,485 shares of common stock for consulting services which were valued in the amount of $10,000.

As of June 30, 2022 and December 31, 2021, the Company has 12,250,888 and 12,085,125 common shares issued and outstanding, respectively.

Warrants

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

The following table summarizes the Company’s warrant transactions during the periods ended June 30, 2022 and year ended December 2021:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at year ended December 31, 2020	16,000,000	$0.030
Granted	87,500,000	0.091
Exercised	-	-
Expired	-	-
Outstanding at year ended December 31, 2021	103,500,000	$0.082
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at quarter ended June 30, 2022	103,500,000	$0.082

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

As of June 30, 2022 and December 31, 2021, the Company has 1,050,000 preferred shares of Series AA Preferred Stock issued and outstanding, respectively. During the period of these financial statements, no dividend was declared or paid on the Series AA preferred shares.

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

As of June 30, 2022 and December 31, 2021, the Company had no preferred shares of Series BB Preferred Stock issued and outstanding. During the period of these financial statements, no dividend was declared or paid on the Series BB preferred shares.

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

As of June 30, 2022 and December 31, 2021, the Company had 9,870 and 9,422 preferred shares of Series DD Convertible Preferred Stock issued and outstanding, respectively. During the period of these financial statements, no dividend was declared or paid on the Series DD preferred shares.

NOTE 7 – RELATED PARTY TRANSACTIONS

In consideration of mutual covenants set forth in the Professional Service Consulting Agreement, Dave Christensen, current Director, President, Chief Executive Officer, Chief Financial Officer and Secretary, shall be compensated monthly based on annual rate of $90k starting January 1, 2022. Additionally, the agreement includes an issuance of 896 shares of Series DD Preferred Stock of the Company. An amount of 448 shares were issued on August 18, 2021 and the remaining 448 were issued February 18, 2022. Amounts paid to Enterprise Technology Consulting, a Company 100% owned by Dave Christensen, CEO, for consulting services during the six months ended June 30, 2022 was $15,000.

The Company paid Lans Holdings Inc., by delivery in escrow on November 3, 2021, an amount equal to USD $8,200,000.

On August 18, 2021, through a Stock Purchase Agreement in which 100% of the outstanding shares of Global Stem Cell Group, Inc. the Company acquired a 2018 Jaguar F-Pace which was acquired from Benito Novas for $45,000 on January 8, 2019 and assumed the related auto loan, with an original loan amount of $20,991 at 8.99% interest for 48 months and monthly payments of $504.94. As of June 30, 2022, the principal balance of the outstanding auto loan was $2,953.

On August 18, 2021, through a Stock Purchase Agreement the Company acquired 50,000,000 shares of common stock from Aesthetic Marketing Group, LLC which represented 100% of the outstanding shares. These shares were acquired from Aesthetic Marketing Group, LLC. Aesthetic Marketing Group, LLC is wholly owned by Benito Novas, CEO of Global Stem Cell Group, Inc.

Benito Novas’, (CEO of Global Stem Cell Group, Inc.) brother, sister and nephew provide marketing/administrative and training/R&D services to Global Stem Cells Group and were paid as consultants during the periods ending June 30, 2022 and December 31, 2021 in aggregate of $90,461 and $101,175, respectively.

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

During the period ending December 31, 2021, Global Stem Cell Group, Inc. entered into the Cancun lease with HELLIMEX, S.A. DE CV beginning January 16 2022 and ending on January 15, 2024. The property is located in the Tulum Trade Center, consisting of 1,647 square feet with a monthly rent of $2,714 and security deposit of $5,568.

NOTE 9 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	June 30, 2022	December 31, 2021
Computer, equipment and vehicles (5 year useful life)	$153,054	$66,445
Leasehold improvements (2 year useful life)	63,562
Less: accumulated depreciation	(57,469)	(43,536)
Total property and equipment, net	$159,147	$22,909

During the period ending June 30, 2022, the Cancun lab was completed and $121,332 of equipment and leaseholds in prepaid was capitalized along with $28,838 of equipment and leaseholds purchased during the three months ended June 30, 2022.

Depreciation expense for the six months ended June 30, 2022 and June 30, 2021 was $13,933 and $400, respectively.

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

The following table presents the supplemental consolidated financial results of the Company on an unaudited pro forma basis, as if the acquisition had been consummated on January 1, 2021 through the periods shown below. The primary adjustments reflected in the pro forma results relate to (1) adjustment to remove transaction costs associated with the acquisition of Global Stem Cells Group Inc from the pro forma income statements, (2) adjustments to recorded depreciation and amortization expenses as a result of the acquisition, and (3) the income tax effect of the unaudited pro forma adjustments above using statutory tax rates.

The unaudited pro forma financial information presented below does not purport to represent the actual results of operations that Meso Numismatics, Inc and Global Stem Cells Group Inc would have achieved had the companies been combined during the periods presented and is not intended to project the future results of operations that the combined company may achieve after the acquisition. The unaudited pro forma financial information does not reflect any potential cost savings, operating efficiencies, long-term debt pay down estimates, financial synergies or other strategic benefits that may be realized as a result of the acquisition and also does not reflect any restructuring costs to achieve those benefits.

For Year Ended December 31,
2021
Revenue	$1,089,976
Net loss	$(12,999,298)
Earnings per share	$(1.13)

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

The Fair Value of the intangible assets as of the Valuation Date is reasonably represented as:

	June 30, 2022	December 31, 2021
Tradename - Trademarks	$87,700	$87,700
Intellectual Property / Licenses	363,000	363,000
Customer Base	37,000	37,000
Intangible assets	487,700	487,700
Less: accumulated amortization	(84,445)	(36,076)
Total intangible assets, net	$403,255	$451,624

Amortization is computed on straight-line method based on estimated useful lives of 5 years. During the six months ended June 30, 2022 and June 30, 2021, the Company recorded amortization expense of the intellectual property of $48,369 and $0, respectively.

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

The following table summarizes the Company’s undiscounted cash payment obligations for its non-cancelable lease liabilities through the end of the expected term of the lease:

2022	$24,427
2023	27,140
2024	—
2025	—
2026	—
Total undiscounted cash payments	51,567
Less interest	(2,855)
Present value of payments	$48,712

NOTE 13 – OTHER ASSETS

During the period ending December 31, 2021, Global Stem Cell Group, Inc. entered into the Cancun lease with HELLIMEX, S.A. DE CV beginning January 16 2022 and ending on January 15, 2024. The property is located in the Tulum Trade Center, consisting of 1,647 square feet with a monthly rent of $2,714 and security deposit of $5,568.

NOTE 14 – PREPAID EXPENSES

During the period ending March 31, 2022, Global Stem Cell Group, Inc. had made prepayments towards the buildout of the clinic at the Tulum Trade Center and purchase of equipment in the amount of $121,332. The Cancun facility is to be inaugurated in May 2022 is accredited both by the Mexican General Health Council and Cofepris (Mexican FDA).

During the period ending June 30, 2022, the Cancun lab was completed and $121,332 of equipment and leaseholds in prepaid was capitalized along with $28,838 of equipment and leaseholds purchased during the three months ended June 30, 2022.

NOTE 15 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, we have analyzed events and transactions that occurred subsequent to June 30, 2022 through the date these financial statements were issued and have determined that we do not have any other material subsequent events to disclose or recognize in these financial statements.

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

Overview

Since the acquisition of Global Stem Cell Group in August last year, our focus has been mainly dedicated to its operations serving the markets in the regenerative medicine industry. We still have numismatics operation, but the overall plan for the company is too move from the sale of coins, paper currency, bullion and medals into what we believe is a more lucrative opportunity for our company.

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

Results of Operations

Results of Operations for the Three Months Ended June 30, 2022 and 2021.

Below is a summary of the results of operations for the three months ended June 30, 2022 and 2021.

	For the Three Months Ended June 30,
	2022	2021	$ Change	% Change
Revenue	$304,521	$15,769	$288,752	1,831%
Cost of revenue	155,881	11,860	144,021	1,214%
Gross profit	148,641	3,909	144,732	3,703%

Operating expenses
Advertising and marketing	80,961	144	80,817	56,123%
Professional fees	196,330	215,458	(19,128)	-9%
Officer compensation	22,500	19,099	3,401	18%
Depreciation and
amortization expense	35,325	200	35,125	17,562%
Investor relations	47,634	17,574	30,060	171%
General and administrative	131,304	5,945	125,359	2,109%
Total operating expenses	514,054	258,420	255,634	99%

Other income (expense)
Interest expense	(1,131,178)	(440,457)	(690,721)	157%
Derivative financial
instruments	3,527	—	3,527	00%
Other expense	—	(231,109)	231,109	-100%
Net loss	$(1,493,065)	$(926,077)	$(566,987)	61%

Revenue

Revenue increased by 1,831% in the amount of $288,752 for the three months ended June 30, 2022, compared to the same period in 2021. The key reason for the increase in revenue was a result of the acquisition of Global Stem Cells Group, Inc. on August 18, 2021. Revenue from viable cell therapy and immune support related products along with physician training was $297,521 and a decrease in sale of coins, metals and paper money of $8,769 for the three months ended June 30, 2022, compared to the same period in 2021.

Listed below are the revenues, cost of revenues and gross profits by Company for the three months ended June 30, 2022:

	For the Three Months Ended June 30, 2022
	Global Stem Cells Group	Meso Numismatics	Total
Revenue	$297,521	$7,000	$304,521
Cost of revenue	150,551	5,330	155,881
Gross profit	$146,970	$1,670	$148,640
Gross profit %	49.40%	23.86%	48.81%

We expect to increase our revenues in future quarters from our operations associated with Global Stem Cells with less expected revenues in future quarters associated with our numismatic operations.

Operating expenses

Operating expenses increased by 99% in the amount of $255,634 for the three months ended June 30, 2022, compared to the same period in 2021. Listed below are the major changes to operating expenses:

Advertising and marketing fees increased by $80,817 for the three months ended June 30, 2022, compared to the same period in 2021, primarily due to the acquisition of Global Stem Cells Group, Inc. on August 18, 2021.

Depreciation and amortization increased by $35,125 for the three months ended June 30, 2022, compared to the same period in 2021, primarily due to completion of Cancun lab in May 2022.

General and administrative expense increase by $125,359 for the three months ended June 30, 2022, compared to the same period in 2021, primarily due to the acquisition of Global Stem Cells Group, Inc. on August 18, 2021.

Other expense

Other expense increased by $456,085 for the three months ended June 30, 2022, compared to the same period in 2021, primarily as a result of the increase in interest on promissory notes. During the six months ended June 30, 2021, we received $11,400,000 in proceeds received from the issuance of promissory notes. We expect other expense to increase in future quarters as a result of the interest on the new debt.

Net Loss

We recorded a net loss of $1,493,065 for the three months ended June 30, 2022, as compared with a net loss of $926,077 for the same in 2021.

Results of Operations for the Six Months Ended June 30, 2022 and 2021.

Below is a summary of the results of operations for the six months ended June 30, 2022 and 2021.

	For the Six Months Ended June 30,
	2022	2021	$ Change	% Change
Revenue	$614,599	$20,212	$594,387	2,941%
Cost of revenue	359,474	26,650	332,824	1,249%
Gross profit	255,126	(6,438)	261,564	-4,063%

Operating expenses
Advertising and marketing	135,575	381	135,194	35,484%
Professional fees	592,069	329,245	262,824	80%
Officer compensation	45,000	34,099	10,901	32%
Depreciation and
amortization expense	62,302	400	61,902	15,476%
Investor relations	94,884	20,472	74,412	363%
General and administrative	233,222	16,555	216,667	1,309%
Total operating expenses	1,163,052	401,152	761,900	190%

Other income (expense)
Interest expense	(2,271,708)	(759,685)	(1,512,023)	199%
Derivative financial
instruments	9,606	—	9,606	00%
Other expense	—	(231,109)	231,109	-100%
Net loss	$(3,170,028)	$(1,398,384)	$(1,771,644)	127%

Revenue

Revenue increased by 2,941% in the amount of $594,387 for the six months ended June 30, 2022, compared to the same period in 2021. The key reason for the increase in revenue was a result of the acquisition of Global Stem Cells Group, Inc. on August 18, 2021. Revenue from viable cell therapy and immune support related products along with physician training was $596,270 and a decrease in sale of coins, metals and paper money of $1,883 for the six months ended June 30, 2022, compared to the same period in 2021.

Listed below are the revenues, cost of revenues and gross profits by Company for the six months ended June 30, 2022:

	For the Six Months Ended June 30, 2022
	Global Stem Cells Group	Meso Numismatics	Total
Revenue	$596,270	$18,329	$614,599
Cost of revenue	343,035	16,439	359,474
Gross profit	$253,235	$1,890	$255,125
Gross profit %	42.47%	10.31%	41.51%

We expect to increase our revenues in future quarters from our operations associated with Global Stem Cells with less expected revenues in future quarters associated with our numismatic operations.

Operating expenses

Operating expenses increased by 190% in the amount of $761,900 for the six months ended June 30, 2022, compared to the same period in 2021. Listed below are the major changes to operating expenses:

Advertising and marketing fees increased by $135,194 for the six months ended June 30, 2022, compared to the same period in 2021, primarily due to the acquisition of Global Stem Cells Group, Inc. on August 18, 2021.

Professional fees increased by $262,824 for the six months ended June 30, 2022, compared to the same period in 2021, primarily due to audit and accounting expenses.

Depreciation and amortization increased by $61,902 for the six months ended June 30, 2022, compared to the same period in 2021, primarily due to completion of Cancun lab in May 2022.

General and administrative expense increase by $216,667 for the six months ended June 30, 2022, compared to the same period in 2021, primarily due to the acquisition of Global Stem Cells Group, Inc. on August 18, 2021.

Other expense

Other expense increased by $1,271,308 for the six months ended June 30, 2022, compared to the same period in 2021, primarily as a result of the increase in interest on promissory notes. During the six months ended June 30, 2021, we received $11,400,000 in proceeds received from the issuance of promissory notes. We expect other expense to increase in future quarters as a result of the interest on the new debt.

Net Loss

We recorded a net loss of $3,170,029 for the six months ended June 30, 2022, as compared with a net loss of $1,398,384 for the same in 2021.

Liquidity and Capital Resources

Since inception, the Company has financed its operations through private placements and convertible notes. The following is a summary of the cash and cash equivalents as of June 30, 2022 and December 31, 2021.

	June 30, 2022	December 31, 2021	$ Change	% Change
Cash and cash equivalents	$1,924,532	$2,978,525	$(1,053,993)	-35%

Summary of Cash Flows

Below is a summary of the Company’s cash flows for the six months ended June 30, 2022 and 2021.

	For the Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(912,531)	$(699,171)
Net cash used in financing activities	(128,639)	(250,000)
Net cash provided by/ (used in) financing activities	(12,823)	11,400,000
Net increase (decrease) in cash and cash equivalents	$(1,053,993)	$10,450,829

Operating activities

Net cash used in operating activities was $912,531 during the six months ended June 30, 2022 and consisted of a net loss of $3,170,029, which was offset by a net change in operating assets and liabilities of $1,320,372 and non-cash items of $937,126. The non-cash items for the six months ended June 30, 2022, consisted of depreciation and amortization expenses of $62,302 and amortization of debt discount of $884,430, partially offset by the change in derivative liabilities of $9,606. The significant change in operating assets and liabilities was an increase in accounts payable and accrued liabilities, partially offset by the decrease in accounts receivable and prepaid expense.

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

Investing activities

Net cash used in investing activities was $128,639 consisted of purchase of property and equipment associated with the completion of the Cancun lab during the six months ended June 30, 2022.

Net cash used in investing activities was $250,000 consisted of cash to Global Stem Cells Group Inc. during the six months ended June 30, 2021.

Financing activities

Net cash used in financing activities was $12,823 consisted of principal payment of debt for the six months ended June 30, 2022.

Net cash provided by financing activities was $11,400,000 consisted of proceeds received from the issuance of promissory notes for the six months ended June 30, 2021.

Going Concern

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, resulting in an accumulated deficit of approximately $49,839,672 and negative working capital of $3,350,619 as of June 30, 2022 and future losses are anticipated. These factors, among others, raise substantial doubt as to its ability to obtain additional long-term debt or equity financing in order to have the necessary resources to further design, develop and launch the website and market the Company’s new service.

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

Off-Balance Sheet Arrangements

As of June 30, 2022, the Company had no off-balance sheet arrangements.

Critical Accounting Policies

Our critical accounting policies have not materially changed during the six months ended June 30, 2022. Furthermore, the preparation of our financial statements is in conformity with generally accepted accounting principles in the United States of America, or GAAP. The preparation of our financial statements requires management to make judgments and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. Our management believes that we consistently apply these judgments and estimates, and the financial statements fairly represent all periods presented. However, any differences between these judgments and estimates and actual results could have a material impact on our statements of income and financial position.

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

The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product to a customer. Revenue is measured based on the consideration the Company receives in exchange for those products or services.

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

At June 30, 2022 and December 31, 2021, the carrying amounts of the Company’s financial instruments, including cash, account payables, and accrued expenses, approximate their respective fair value due to the short-term nature of these instruments.

At June 30, 2022 and December 31, 2021, the Company does not have any assets or liabilities except for derivative liabilities and convertible notes payable required to be measured at fair value in accordance with FASB ASC Topic 820, Fair Value Measurement.

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

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the six months ended June 30, 2022. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We have inadequate controls to ensure that information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting. Management evaluated the impact of the lack of timely communication between non–financial personnel and financial personnel on our assessment of our reporting controls and procedures and has concluded that the control deficiency represented a material weakness.

3.	The Company failed to account for the acquisition of GSCG using the full purchase accounting method in accordance with ASC 805.

To address these material weaknesses, management engaged financial consultants, performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. We have not remedied the material weaknesses as of June 30, 2022. The Company plans to take remedial action to address these weaknesses during the fiscal year ended 2022.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except the implementation of the controls identified above.

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

On May 5, 2022, the Company issued 89,485 shares of common stock for consulting services which were valued in the amount of $10,000.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	Inline XBRL Instance Document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

**	Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Dated August 15, 2022	MESO NUMISMATICS, INC.

	By:	/s/ David Christensen
David Christensen
President, Chief Executive Officer, Chief Financial Officer, Secretary and Director (Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)