Form 10-Q
period 2022-09-30
MESO NUMISMATICS, INC.
filed 2022-11-09
CIK 1760026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ ☐ No ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of November 8, 2022, there were 12,250,888 shares outstanding of the registrant’s common stock.

MESO NUMISMATICS, INC.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MESO NUMISMATICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)	*
ASSETS
Current assets
Cash and cash equivalents	$1,769,636	$2,978,525
Accounts receivable	86,262	17,257
Prepaid expenses	—	24,245
Total current assets	1,855,898	3,020,027
Property and equipment, net	145,112	22,909
Other assets	5,568	5,568
Intangible assets, net	378,670	451,624
Right of use asset, net	41,408	—
Goodwill	5,805,438	5,805,438
Total assets	$8,232,094	$9,305,566

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$279,372	$250,755
Accrued interest	4,189,504	2,129,395
Customer advances	33,990	18,215
Stock payable – related party	—	251,536
Stock payable	—	20,000
Derivative liability	9,960	20,442
Lease liability, current portion	32,568	—
Notes payable, net	1,531,519	1,527,711
Total current liabilities	6,076,913	4,218,054

Long term liabilities
Lease liability, net of current portion	8,840	—
Convertible notes payable, net of discount	38,110	33,982
Notes payable – related parties	7,800	7,800
Notes payable, net of discount	13,100,313	11,802,736
Total liabilities	$19,231,976	$16,062,572

Stockholders’ deficit
Preferred stock, $0.001 par value 1,050,000 shares authorized as Series AA; 1,050,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	1,050	1,050
Preferred stock, $0.001 par value; 10,000 shares authorized as Series DD; 9,870 and 9,422 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	10	10
Common stock, $0.001 par value; 6,500,000,000 shares authorized; 13,853,202 and 13,687,439 shares issued and issuable and 12,250,888 and 12,085,125 shares outstanding as of September 30, 2022 and December 31, 2021, respectively	12,251	12,086
Additional paid in capital	40,170,862	39,899,491
Accumulated deficit	(51,184,055)	(46,669,643)
Total stockholders’ deficit	(10,999,882)	(6,757,006)
Total liabilities and stockholders’ deficit	$8,232,094	$9,305,566

*	Derived from audited information

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MESO NUMISMATICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$374,359	$165,042	$988,958	$185,254
Cost of revenue	109,364	88,520	468,838	115,170
Gross profit (loss)	264,995	76,522	520,120	70,084

Operating expenses
Advertising and marketing	80,931	22,351	216,506	22,732
Professional fees	143,118	336,299	735,186	665,544
Officer compensation	22,500	518,833	67,500	552,932
Depreciation and amortization expense	39,882	12,947	102,184	13,347
Investor relations	32,749	32,574	127,633	53,046
General and administrative- related party	—	8,116,269	—	8,116,269
General and administrative	107,907	52,651	341,131	69,206
Total operating expenses	427,087	9,091,924	1,590,140	9,493,076

Other income (expense)
Interest expense	(1,183,166)	(900,039)	(3,454,874)	(1,659,724)
Gain on change in fair value of derivative financial instruments	876	—	10,482	—
Other expense	—	—	—	(231,109)
Net loss	$(1,344,383)	$(9,915,441)	$(4,514,412)	$(11,313,825)

Net loss per common share, basic and diluted	$(0.11)	$(0.82)	$(0.37)	$(1.00)

Weighted average number of common shares outstanding, basic and diluted	12,250,888	12,032,466	12,187,004	11,295,486

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MESO NUMISMATICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

For the Nine Months Ended September 30, 2022

	Series CC Preferred Stock		Series AA Preferred Stock		Series DD Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2021	—	$—	1,050,000	$1,050	9,422	$10	12,085,125	$12,086	$39,899,491	$(46,669,644)	$(6,757,006)
Issuance of stock for services	—	—	—	—	—	—	165,763	165	19,835	—	20,000
Issuance of preferred series DD for services	—	—	—	—	448	—	—	—	251,536	—	251,536
Net loss	—	—	—	—	—	—	—	—	—	(4,514,412)	(4,514,412)
Balance, September 30, 2022	—	$—	1,050,000	$1,050	9,870	$10	12,250,888	$12,251	$40,170,862	$(51,184,055)	$(10,999,882)

For the Three Months Ended September 30, 2022

	Series CC Preferred Stock		Series AA Preferred Stock		Series DD Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, July 1, 2022	—	$—	1,050,000	$1,050	9,870	$10	12,250,888	$12,251	$40,170,862	$(49,839,672)	$(9,655,499)
Net loss	—	—	—	—	—	—	—	—	—	(1,344,383)	(1,344,383)
Balance, September 30, 2022	—	$—	1,050,000	$1,050	9,870	$10	12,250,888	$12,251	$40,170,862	$(51,184,055)	$(10,999,882)

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

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MESO NUMISMATICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Three Months Ended September 30, 2021

(Unaudited)

	Series CC Preferred Stock		Series AA Preferred Stock		Series BB Preferred Stock		Series DD Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, July 1, 2021	1,000	$83,731	50,000	$50	-	$-			12,032,466	$12,033	$33,316,195	$(35,183,547)	$(1,855,269)
Issuance of preferred series DD for services-related party	-	-	-	-	-	-	448	1	-	-	251,535	-	251,536
Cancellation of preferred series CC-related party	(1,000)	(83,731)	-	-	-	-	-	-	-	-	-	-	-
Issuance of preferred series AA for acquisition of Global Stem Cell Group, Inc.	-	-	1,000,000	1,000	-	-	-	-	-	-	962,866	-	963,866
Issuance of preferred series DD for acquisition of Global Stem Cell Group, Inc.	-	-	-	-	-	-	8,974	9	-	-	5,038,567	-	5,038,576
Imputed interest on debt	-	-	-	-	-	-	-	-	-	-	8,152	-	8,152
Net income (Loss)	-	-	-	-	-	-	-	-	-	-	-	(9,915,441)	(9,915,441)
Balance, September 30, 2021	-	$-	1,050,000	$1,050	-	$-	9,422	10	12,032,466	$12,033	$39,577,315	$(45,098,988)	$(5,508,580)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MESO NUMISMATICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,514,412)	$(11,313,825)
Non-cash adjustments to reconcile net loss to net cash:
Amortization of debt discount	1,319,796	500,338
Depreciation and amortization expense	102,184	13,347
Change in derivative liabilities	(10,482)	—
Loss on legal settlement	—	213,109
Common shares issued for services	—	20,000
Preferred shares issued for services	—	251,536
Imputed interest on debt	—	24,192
Changes in operating assets and liabilities:
Accounts receivable	(69,007)	(5,804)
Prepaid expense	2,714	(7,000)
Stock payable	—	251,536
Due to related party	—	8,116,269
Accounts payable and accrued liabilities	2,104,501	806,467
CASH USED IN OPERATING ACTIVITIES	(1,064,706)	(1,129,835)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in business combination, net of cash paid	—	666,647
Purchase of property and equipment	(129,901)	—
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(129,901)	666,647

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of debt	—	11,400,000
Proceeds from note receivable	—	(250,000)
Principal payment of debt	(14,282)	(454)
CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	(14,282)	11,149,546

Net increase (decrease) in cash	(1,208,889)	10,686,358

Cash, beginning of year	2,978,525	42,534

Cash, end of year	$1,769,636	$10,728,892

Cash paid for income tax	$—	$—
Cash paid for interest	$265	$—

NON-CASH FINANCING ACTIVITIES:
Issuance of preferred series DD	$251,536	$—
Issuance of common shares for services	$20,000	$—
Warrants discount issued on debt	$—	$5,703,537
Cancellation of preferred series BB	$—	$279
Shares issued for legal settlement	$—	$213,109
Cancellation of preferred series CC	$—	$83,731
Issuance of preferred series AA for acquisition	$—	$963,866
Issuance of preferred series DD for acquisition	$—	$5,038,576
Deposit on acquisition	$—	$175,000
Original issue discount on convertible debt and promissory notes	$—	$1,200,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MESO NUMISMATICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Pure Hospitality Solutions, Inc., Meso Numismatics, Corp., and Global Stem Cells Group Inc. (since August 18, 2021). These condensed consolidated financial statements have been prepared and, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the consolidated financial position and the consolidated statements of income and consolidated cash flows for the periods presented in conformity with generally accepted accounting principles for interim consolidated financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X, Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2021, filed on May 5, 2022, which can be found at www.sec.gov. All significant intercompany transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid accounts with original maturities of three months or less to be cash equivalents. At September 30, 2022 and December 31, 2021, all of the Company’s cash was deposited in major banking institutions. There were no cash equivalents as of September 30, 2022 and December 31, 2021. Our cash balances at financial institutions may exceed the Federal Deposit Insurance Company’s (FDIC) insured limit of $250,000 from time to time.

Accounts Receivable

Accounts receivable are recorded at original invoice amount less an allowance for uncollectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on collectability of accounts receivable and prior bad debt experience. Accounts receivable balances are written off against the allowance upon management’s determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Management believes that credit risks on accounts receivable will not be material to the financial position of the Company or results of operations. The allowance for doubtful accounts was $0 and $0 as of September 30, 2022 and December 31, 2021, respectively.

Intangible Assets

Intangible assets with finite lives are amortized over their estimated useful lives. Intangible assets with indefinite lives are not amortized, but are tested for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment was recognized for the quarter ended September 30, 2022.

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

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. It excludes the dilutive effects of any potentially issuable common shares. The effect of common stock equivalents is anti-dilutive with respect to losses and therefore basic and dilutive is the same

Diluted net loss per share is calculated by including any potentially dilutive share issuances in the denominator. The following securities are excluded from the calculation of weighted average diluted shares at September 30, 2022 and December 31, 2021, respectively, because their inclusion would have been anti-dilutive.

	September 30,	December 31,
	2022	2021
Convertible notes outstanding	296,864	75,710
Convertible preferred stock outstanding	37,647,060	37,647,060
Shares underlying warrants outstanding	103,500,000	103,500,000
	141,443,924	141,222,770

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

At September 30, 2022 and December 31, 2021, the carrying amounts of the Company’s financial instruments, including cash, account payables, and accrued expenses, approximate their respective fair value due to the short-term nature of these instruments.

At September 30, 2022 and December 31, 2021, the Company does not have any assets or liabilities except for convertible notes payable required to be measured at fair value in accordance with FASB ASC Topic 820, Fair Value Measurement.

The following presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value as of September 30, 2022 and December 31, 2021:

	Level 1	Level 2	Level 3	Total
September 30, 2022
Derivative liability	-	-	9,960	9,960
Total	$-	$-	$9,960	$9,960

December 31, 2021
Derivative liability	-	-	20,442	20,442
Total	$-	$-	$20,442	$20,442

Comprehensive Income

The Company records comprehensive income as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Other comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. As of September 30, 2022 and December 31, 2021, the Company had no items that represent comprehensive income or loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, resulting in an accumulated deficit of approximately $51 million and a working capital deficit of $4,221,016 as of September 30, 2022 and future losses are anticipated. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

The following table presents the Company’s revenue by product category for the nine months ended September 30, 2022 and 2021:

	For the Nine Months Ended September 30,
	2022	2021
Coins and banknotes	$24,991	$31,671
Training	199,672	75,424
Product supplies	552,634	15,278
Equipment	211,661	62,881
Total revenue	$988,958	$185,254

Listed below are the revenues, cost of revenues, gross profits, assets and net loss by Company:

	For the Nine Months Ended
	September 30, 2022
	Global Stem	Meso
	Cells Group	Numismatics	Total
Revenue	$963,967	$24,991	$988,958
Cost of revenue	445,814	23,024	468,838
Gross profit	$518,153	$1,967	$520,120
Gross Profit %	53.75%	7.87%	52.59%

Assets	$982,478	$7,249,616	$8,232,094
Net loss	$(436,472)	$(4,077,940)	$(4,514,412)

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

NOTE 4 – NOTES PAYABLE

Convertible Notes Payable

On November 25, 2019, Meso Numismatics, Inc. pursuant to the certificate of designation of the Series BB Preferred Stock, elected to exchange the preferred shares for other indebtedness calculated at a price per share equal to $1.20. Upon the Company’s mailing of the Exchange Agreement, the shareholder had the option, within 30 days of such mailing date and subject to the execution of this Agreement to receive the Indebtedness in the form of a convertible note. If the shareholder did not give the Meso Numismatics, Inc. notice the Indebtedness shall automatically was issued in the form of a promissory note. The convertible note agreements bear no interest and have a four (4) year maturity date. The notes may be repaid in whole or in part at any time prior to maturity. There are no shares of common stock issuable upon the execution of the promissory notes. The notes are convertible, at the investors’ sole discretion, into shares of common stock at conversion price equal to the lowest bid price of the Common Stock as reported on the National Quotations Bureau OTC Markets exchange for the three prior trading days including the day upon which a Notice of Conversion is received by the Company. As of December 31, 2019, 81,043 Preferred Series BB shares were exchange for an aggregate of $97,252 convertible notes. During the periods ending September 30, 2022 and December 31, 2021, the Company made $10,000 and $25,000, respectively payments on the outstanding convertible notes.

The balance of the convertible notes as of September 30, 2022 and December 31, 2021 is as follows:

	September 30,	December 31,
	2022	2021
Convertible notes payable	$62,252	$72,252
Less: Discount	(24,142)	(38,270)
Convertible notes payable, net	$38,110	$33,982

As of September 30, 2022 and December 31, 2021, the Company had approximately $251,144 of accrued interest.

As of September 30, 2022 and December 31, 2021, the principal balance of outstanding convertible notes payable was $62,252 and $72,252, respectively.

Promissory Notes Payable

During 2015, the Company entered into line of credit with Digital Arts Media Network treated as a promissory note. The promissory note bear interest at ten (10%) and have a one (1) year maturity date. The notes may be repaid in whole or in part at any time prior to maturity. There are no shares of common stock issuable upon the execution of the promissory notes. As of September 30, 2022, the principal balance of the outstanding loan was $130,025 and accrued interest of $89,323.

On November 25, 2019, Meso Numismatics, Inc. pursuant to the certificate of designation of the Series BB, Preferred Stock elected to exchange the preferred shares for other indebtedness calculated at a price per share equal to $1.20. Upon the Company’s mailing of the Exchange Agreement, the shareholder shall have the option, within 30 days of such mailing date and subject to the execution of this Agreement to receive the Indebtedness in the form of a convertible note. Should the shareholder not give the Meso Numismatics, Inc. notice the Indebtedness shall automatically be issued in the form of a promissory note. The promissory note agreements bear no interest and have a four (4) year maturity date with a 20% premium to be paid upon maturity. The notes may be repaid in whole or in part at any time prior to maturity. As of December 31, 2019, 276,723 Preferred Series BB shares were exchange for an aggregate of $332,068 promissory notes. As of September 30, 2022 and December 31, 2021, the principal balance of the promissory notes was $398,482.

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

On January 6, 2021, the Company entered into a Promissory Debentures with a lender in the amount of $1,000,000 which bear interest at fifteen (15%) percent and have a one (1) year maturity date and cashless warrants to purchase 10,000,000 shares of our common stock, at exercise prices of $0.03 per share. The notes may be repaid in whole or in part at any time prior to maturity. The lender had advanced a total of $900,000, net of discount in the amount of $100,000 to the Company. The Company recorded the fair value of the 10,000,000 warrants issued with debt at approximately $237,811 at the date of issuance as a discount. This debt instrument is currently in default as of January 6, 2022.

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

On August 18, 2021, through a Stock Purchase Agreement in which 100% of the outstanding shares of Global Stem Cell Group, Inc. the Company acquired a 2018 Jaguar F-Pace which was acquired from Benito Novas for $45,000 on January 8, 2019 and assumed the related auto loan, with an original loan amount of $20,991 at 8.99% interest for 48 months and monthly payments of $504.94. As of September 30, 2022, the principal balance of the outstanding auto loan was $1,494.

On August 18, 2021, through a Stock Purchase Agreement in which 100% of the outstanding shares of Global Stem Cell Group, Inc. the Company assumed the November 17, 2020, agreement with an Investor for proceeds in the amount of $400,000 treated as a promissory note. In exchange for the gross proceeds, the Investor shall receive the right to a perpetual 7.75% (payment percentage) of the revenues of Global Stem Cell Group. The payments of the payment percentage shall be calculated by multiplying the gross quarterly revenues appearing in the financial statements by the payment percentage and treated as accrued interest. Payments shall be made ninety (90) days from the end of each respective fiscal quarter with the first payment to be made on the quarter ending December 31, 2020. Payments may be accrued and deferred if payment would deplete cash, cash equivalent and/or short term investment balances on each respective fiscal quarter by more than twenty (20%) percent. As of September 30, 2022, the principal balance of the outstanding loan was $400,000 and accrued interest totals $161,892. This debt instrument is currently in default due to the non-payment of interest.

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

The balance of the promissory as of September 30, 2022 and December 31, 2021 is as follows:

	September 30,	December 31,
	2022	2021
Promissory notes payable	$20,239,053	$20,243,335
Less: Discount	(5,541,887)	(6,822,622)
Less: Deferred finance costs	(57,534)	(82,466)
Promissory notes payable, net	$14,639,632	$13,338,247

During the periods ending September 30, 2022 and December 31, 2021, the Company made $14,282 and $1,812 payments, respectively on the outstanding promissory notes, and recorded $2,135,079 and $1,781,394, respectively of interest expense and $1,280,736 and $874,476, respectively of debt discount amortization expense. As of September 30, 2022 and December 31, 2021, the Company had approximately $3,938,360 and $1,878,251, respectively of accrued interest. As of September 30, 2022 and December 31, 2021, the principal balance of outstanding promissory notes payable was $20,239,055 and $20,243,335, respectively.

Derivatives Liabilities

The Company determined that the convertible notes outstanding as of September 30, 2022 contained an embedded derivative instrument as the conversion price was based on a variable that was not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40.

The Company determined the fair values of the embedded convertible notes derivatives and tainted convertible notes using a lattice valuation model with the following assumptions:

September 30,
2022
Common stock issuable	296,864
Market value of common stock on measurement date	$0.03
Adjusted exercise price	$0.06
Risk free interest rate	3.79%
Instrument lives in years	2.25 Year
Expected volatility	105%
Expected dividend yields	None

The balance of the fair value of the derivative liability as of September 30, 2022 and December 31, 2021 is as follows:

Balance at December 31, 2020	$-
Additions	24,186
Fair value loss	(3,744)
Conversions	-
Balance at December 31, 2021	20,442
Additions	-
Fair value gain	(8,627)
Conversions	(1,855)
Balance at September 30, 2022	$9,960

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

At any time prior to November 25, 2022 (“Automatic Conversion Date”) the Company may redeem for cash out of funds legally available therefore, any or all of the outstanding Series CC Convertible Preferred Stock at a price equal to $1,000 per share. If not converted prior, on the Automatic Conversion Date, any and all remaining issued and outstanding shares of Series CC Convertible Preferred Stock shall automatically convert at the Conversion Price, which is a price per share determined by dividing the number of issued and outstanding shares of (common) stock of the Company on the date of conversion by 1,000 and multiply the results by 0.8.

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

As of September 30, 2022 and December 31, 2021, the Company has no preferred shares of Series CC Preferred Stock issued and outstanding, respectively. During the period of these financial statements, no dividend was declared or paid on the Series CC preferred shares.

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

As of September 30, 2022 and December 31, 2021, the Company has 12,250,888 and 12,085,125 common shares issued and outstanding, respectively.

Warrants

On January 6, 2021, the Company issued warrants to purchase 10,000,000 shares of common stock, at exercise prices of $0.033 per share. These warrants expire three years from issuance date. The Company recorded the fair value of the 10,000,000 warrants issued with debt at approximately $237,811 as a discount.

On June 22, 2021, the Company issued warrants to purchase 70,000,000 shares of common stock, at exercise prices of $0.100 per share. These warrants were amended on August 18, 2021 to expire five years from initial exercise date. The Company recorded the fair value of the 70,000,000 warrants issued with debt at approximately $5,465,726 as a discount.

On September 20, 2021, the Company issued warrants to purchase 7,500,000 shares of common stock, at exercise prices of $0.085 per share. These warrants expire three years from issuance date. The Company recorded the fair value of the 7,500,000 warrants issued with debt at approximately $360,607 as a discount.

The following table summarizes the Company’s warrant transactions during the periods ended September 30, 2022 and year ended December 2021:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at year ended December 31, 2020	16,000,000	$0.030
Granted	87,500,000	0.091
Exercised	-	-
Expired	-	-
Outstanding at year ended December 31, 2021	103,500,000	$0.082
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at quarter ended September 30, 2022	103,500,000	$0.082

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

As of September 30, 2022 and December 31, 2021, the Company has 1,050,000 preferred shares of Series AA Preferred Stock issued and outstanding, respectively. During the period of these financial statements, no dividend was declared or paid on the Series AA preferred shares.

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

As of September 30, 2022 and December 31, 2021, the Company had no preferred shares of Series BB Preferred Stock issued and outstanding. During the period of these financial statements, no dividend was declared or paid on the Series BB preferred shares.

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

As of September 30, 2022 and December 31, 2021, the Company had 9,870 and 9,422 preferred shares of Series DD Convertible Preferred Stock issued and outstanding, respectively. During the period of these financial statements, no dividend was declared or paid on the Series DD preferred shares.

NOTE 7 – RELATED PARTY TRANSACTIONS

In consideration of mutual covenants set forth in the Professional Service Consulting Agreement, Dave Christensen, current Director, President, Chief Executive Officer, Chief Financial Officer and Secretary, shall be compensated monthly based on annual rate of $90k starting January 1, 2022. Additionally, the agreement includes an issuance of 896 shares of Series DD Preferred Stock of the Company. An amount of 448 shares were issued on August 18, 2021 and the remaining 448 were issued February 18, 2022. Amounts paid to Enterprise Technology Consulting, a Company 100% owned by Dave Christensen, CEO, for consulting services during the nine months ended September 30, 2022 was $22,500.

The Company paid Lans Holdings Inc., by delivery in escrow on November 3, 2021, an amount equal to USD $8,200,000.

On August 18, 2021, through a Stock Purchase Agreement in which 100% of the outstanding shares of Global Stem Cell Group, Inc. the Company acquired a 2018 Jaguar F-Pace which was acquired from Benito Novas for $45,000 on January 8, 2019 and assumed the related auto loan, with an original loan amount of $20,991 at 8.99% interest for 48 months and monthly payments of $504.94. As of September 30, 2022, the principal balance of the outstanding auto loan was $1,494.

On August 18, 2021, through a Stock Purchase Agreement the Company acquired 50,000,000 shares of common stock from Aesthetic Marketing Group, LLC which represented 100% of the outstanding shares. These shares were acquired from Aesthetic Marketing Group, LLC. Aesthetic Marketing Group, LLC is wholly owned by Benito Novas, CEO of Global Stem Cell Group, Inc.

Benito Novas’, (CEO of Global Stem Cell Group, Inc.) brother, sister and nephew provide marketing/administrative and training/R&D services to Global Stem Cells Group and were paid as consultants during the periods ending September 30, 2022 and December 31, 2021 in aggregate of $119,143 and $101,175, respectively.

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

NOTE 9 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	September 30, 2022	December 31, 2021
Computer, equipment and vehicles (5 year useful life)	$153,196	$66,445
Leasehold improvements (2 year useful life)	64,681	-
Less: accumulated depreciation	(72,766)	(43,536)
Total property and equipment, net	$145,112	$22,909

During the period ending June 30, 2022, the Cancun lab was completed and $121,332 of equipment and leaseholds in prepaid was capitalized along with $28,838 of equipment and leaseholds purchased during the three months ended September 30, 2022.

Depreciation expense for the nine months ended September 30, 2022 and September 30, 2021 was $29,230 and $1,856, respectively.

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

For the Nine Months Ended September 30,
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

The Fair Value of the intangible assets as of the Valuation Date is reasonably represented as:

	September 30, 2022	December 31, 2021
Tradename - Trademarks	$87,700	$87,700
Intellectual Property / Licenses	363,000	363,000
Customer Base	37,000	37,000
Intangible assets	487,700	487,700
Less: accumulated amortization	(109,030)	(36,076)
Total intangible assets, net	$378,670	$451,624

Amortization is computed on straight-line method based on estimated useful lives of 5 years. During the nine months ended September 30, 2022 and September 30, 2021, the Company recorded amortization expense of the intellectual property of $72,954 and $11,491, respectively.

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

The following table summarizes the Company’s undiscounted cash payment obligations for its non-cancelable lease liabilities through the end of the expected term of the lease:

2022	$24,427
2023	18,998
2024	—
2025	—
2026	—
Total undiscounted cash payments	43,425
Less interest	(2,016)
Present value of payments	$41,409

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

NOTE 15 – SUBSEQUENT EVENTS

On October 28, 2022, we entered into an Agreement of Conveyance, Transfer and Assignment of Subsidiary with our prior officer and director, Mr. Melvin Pereira, pursuant to which we agreed to sell Mr. Pereira 100% of our interest in Meso Numismatics Corp., a Florida corporation.  In exchange, Mr. Pereira has agreed to assume all of the liabilities of Meso Numismatics, provide whatever financial and other materials needed by us to prepare and complete our financial statements for reporting purposes, and to not disparage our company.

As a result of this transaction, we are no longer engaged in the sale of coins, paper currency, bullion and medals and we have moved into what we believe is a more lucrative opportunity for our company,  the operations of Global Stem Cell Group.

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

Results of Operations

Results of Operations for the Three Months Ended September 30, 2022 and 2021.

Below is a summary of the results of operations for the three months ended September 30, 2022 and 2021.

	For the Three Months Ended September 30,
	2022	2021	$ Change	% Change
Revenue	$374,359	$165,042	$209,317	126.83%
Cost of revenue	109,364	88,520	20,844	23.55%
Gross profit	264,995	76,522	188,473	246.30%

Operating expenses
Advertising and marketing	80,931	22,351	58,580	262.09%
Professional fees	143,118	336,299	(193,181)	-57.44%
Officer compensation	22,500	518,833	(496,333)	-95.66%
Depreciation and
amortization expense	39,882	12,947	26,935	208.04%
Investor relations	32,749	32,574	175	0.54%
General and administrative- related party	-	8,116,269	(8,116,269)	-100%
General and administrative	107,908	52,651	55,257	104.95%
Total operating expenses	427,088	9,091,924	(8,664,836)	-95.30%

Other income (expense)
Interest expense	(1,183,166)	(900,039)	(283,127)	31.46%
Derivative financial
instruments	876	—	876	00%
Net loss	$(1,344,383)	$(9,915,441)	$8,571,058	-86.44%

Revenue

Revenue increased by 126.83% in the amount of $209,317 for the three months ended September 30, 2022, compared to the same period in 2021. The key reason for the increase in revenue was a result of the acquisition of Global Stem Cells Group, Inc. on August 18, 2021. Revenue from viable cell therapy and immune support related products along with physician training increased by $214,114 offset by a decrease in sale of coins, metals and paper money of $4,797 for the three months ended September 30, 2022, compared to the same period in 2021.

Listed below are the revenues, cost of revenues and gross profits by Company for the three months ended September 30, 2022:

	For the Three Months Ended September 30, 2022
	Global Stem Cells Group	Meso Numismatics	Total
Revenue	$367,697	$6,662	$374,359
Cost of revenue	102,779	6,585	109,364
Gross profit	$264,918	$77	$264,995
Gross profit %	72.05%	1.16%	70.79%

We expect to increase our revenues in future quarters from our operations associated with Global Stem Cells with less expected revenues in future quarters associated with our numismatic operations.

Operating expenses

Operating expenses decreased by 95% in the amount of $8,664,836 for the three months ended September 30, 2022, compared to the same period in 2021. Listed below are the major changes to operating expenses:

Advertising and marketing fees increased by $58,580 for the three months ended September 30, 2022, compared to the same period in 2021, primarily due to the acquisition of Global Stem Cells Group, Inc. on August 18, 2021.

Professional fees decreased by $193,181 for the three months ended September 30, 2022, compared to the same period in 2021, primarily due to audit and accounting expenses due to the acquisition of Global Stem Cells Group, Inc. on August 18, 2021.

Officer compensation decreased by $496,333 for the three months ended September 30, 2022, compared to the same period in 2021, primarily due to the issuance of 896 shares of Series DD Preferred Stock of the Company to Dave Christensen, current Director, President, Chief Executive Officer, Chief Financial Officer and Secretary as compensation pursuant to the Professional Service Consulting Agreement. The $503,072 value of the 896 shares of Series DD Convertible Preferred Stock is based on converting into a number of fully paid and nonassessable shares of common stock determined by multiplying the number of issued and outstanding shares of common stock of the Company on the date of conversion by 3.17 conversion price.

Depreciation and amortization increased by $26,935 for the three months ended September 30, 2022, compared to the same period in 2021, primarily due to completion of Cancun lab in May 2022.

General and administrative-related party expense decrease by $8,116,269 for the three months ended September 30, 2022, compared to the same period in 2021, primarily due to the issuance of the 1,000 shares of the Company’s Series CC Convertible Preferred Stock to Lans Holdings Inc. terminated and replaced with a cash payment as consideration. The Company paid Lans Holdings Inc., by delivery in escrow, an amount equal to $8,200,000, offset by $83,731 the value of the 1,000 shares of the Company’s Series CC Convertible Preferred Stock terminated.

General and administrative expense increase by $55,257 for the three months ended September 30, 2022, compared to the same period in 2021, primarily due to the acquisition of Global Stem Cells Group, Inc. on August 18, 2021.

Other expense

Other expense increased by $282,251 for the three months ended September 30, 2022, compared to the same period in 2021, primarily as a result of the increase in interest on promissory notes. During the nine months ended September 30, 2021, we received $11,400,000 in proceeds received from the issuance of promissory notes. We expect other expense to increase in future quarters as a result of the interest on the new debt.

Net Loss

We recorded a net loss of $1,344,383 for the three months ended September 30, 2022, as compared with a net loss of $9,915,441 for the same in 2021.

Results of Operations for the Nine Months Ended September 30, 2022 and 2021.

Below is a summary of the results of operations for the nine months ended September 30, 2022 and 2021.

	For the Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Revenue	$988,958	$185,254	$803,704	433.84%
Cost of revenue	468,838	115,170	353,668	307.08%
Gross profit	520,120	70,084	450,036	642.14%

Operating expenses
Advertising and marketing	216,506	22,732	193,774	852.43%
Professional fees	735,186	665,544	69,642	10.46%
Officer compensation	67,500	552,932	(485,432)	-87.79%
Depreciation and
amortization expense	102,184	13,347	88,837	665,59%
Investor relations	127,633	53,046	74,587	140.61%
General and administrative- related party	-	8,116,269	(8,116,269)	-100.00%
General and administrative	341,131	69,206	271,925	392.92%
Total operating expenses	1,590,140	9,493,076	(7,902,936)	-83.25%

Other income (expense)
Interest expense	(3,454,874)	(1,659,724)	1,795,150	108.16%
Derivative financial
instruments	10,482	—	10,482	0.00%
Other expense	—	(231,109)	231,109	-100.00%
Net loss	$(4,514,412)	$(11,313,825)	$6,799,413	-60.10%

Revenue

Revenue increased by 433.84% in the amount of $803,704 for the nine months ended September 30, 2022, compared to the same period in 2021. The key reason for the increase in revenue was a result of the acquisition of Global Stem Cells Group, Inc. on August 18, 2021. Revenue from viable cell therapy and immune support related products along with physician training increased by $810,384 offset by a decrease in sale of coins, metals and paper money of $6,680 for the nine months ended September 30, 2022, compared to the same period in 2021.

Listed below are the revenues, cost of revenues and gross profits by Company for the nine months ended September 30, 2022:

	For the Nine Months Ended September 30, 2022
	Global Stem Cells Group	Meso Numismatics	Total
Revenue	$963,967	$24,991	$988,958
Cost of revenue	445,814	23,024	468,838
Gross profit	$518,153	$1,967	$520,120
Gross profit %	53.75%	7.87%	52.59%

We expect to increase our revenues in future quarters from our operations associated with Global Stem Cells with less expected revenues in future quarters associated with our numismatic operations.

Operating expenses

Operating expenses decreased by 83.25% in the amount of $7,902,936 for the nine months ended September 30, 2022, compared to the same period in 2021. Listed below are the major changes to operating expenses:

Advertising and marketing fees increased by $193,774 for the nine months ended September 30, 2022, compared to the same period in 2021, primarily due to the acquisition of Global Stem Cells Group, Inc. on August 18, 2021.

Professional fees increased by $69,642 for the nine months ended September 30, 2022, compared to the same period in 2021, primarily due to audit and accounting expenses.

Officer compensation decreased by $485,432 for the nine months ended September 30, 2022, compared to the same period in 2021, primarily due to the issuance of 896 shares of Series DD Preferred Stock of the Company to Dave Christensen, current Director, President, Chief Executive Officer, Chief Financial Officer and Secretary as compensation pursuant to the Professional Service Consulting Agreement. The $503,072 value of the 896 shares of Series DD Convertible Preferred Stock is based on converting into a number of fully paid and nonassessable shares of common stock determined by multiplying the number of issued and outstanding shares of common stock of the Company on the date of conversion by 3.17 conversion price.

Depreciation and amortization increased by $88,837 for the nine months ended September 30, 2022, compared to the same period in 2021, primarily due to completion of Cancun lab in May 2022.

General and administrative-related party expense decrease by $8,116,269 for the nine months ended September 30, 2022, compared to the same period in 2021, primarily due to the issuance of the 1,000 shares of the Company’s Series CC Convertible Preferred Stock to Lans Holdings Inc. terminated and replaced with a cash payment as consideration. The Company shall pay Lans Holdings Inc., by delivery in escrow, an amount equal to $8,200,000, offset by $83,731 the value of the 1,000 shares of the Company’s Series CC Convertible Preferred Stock terminated.

General and administrative expense increase by $271,925 for the nine months ended September 30, 2022, compared to the same period in 2021, primarily due to the acquisition of Global Stem Cells Group, Inc. on August 18, 2021.

Other expense

Other expense increased by $1,553,559 for the nine months ended September 30, 2022, compared to the same period in 2021, primarily as a result of the increase in interest on promissory notes. During the nine months ended September 30, 2021, we received $11,400,000 in proceeds received from the issuance of promissory notes. We expect other expense to increase in future quarters as a result of the interest on the new debt.

Net Loss

We recorded a net loss of $4,514,412 for the nine months ended September 30, 2022, as compared with a net loss of $11,313,825 for the same in 2021.

Liquidity and Capital Resources

Since inception, the Company has financed its operations through private placements and convertible notes. The following is a summary of the cash and cash equivalents as of September 30, 2022 and December 31, 2021.

	September 30,	December 31,	$	%
	2022	2021	Change	Change
Cash and cash equivalents	$1,769,636	$2,978,525	$(1,208,889)	-40.59%

Summary of Cash Flows

Below is a summary of the Company’s cash flows for the nine months ended September 30, 2022 and 2021.

	For the Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(1,064,706)	$(1,129,835)
Net cash provided by (used in) investing activities	(129,901)	666,647
Net cash provided by (used in) financing activities	(14,282)	11,149,546
Net increase (decrease) in cash and cash equivalents	$(1,208,889)	$10,686,358

Operating activities

Net cash used in operating activities was $1,064,706 during the nine months ended September30, 2022 and consisted of a net loss of $4,514,412, which was offset by a net change in operating assets and liabilities of $2,038,208 and non-cash items of $1,411,498. The non-cash items for the nine months ended September 30, 2022, consisted of depreciation and amortization expenses of $102,184 and amortization of debt discount of $1,319,796, partially offset by the change in derivative liabilities of $10,482. The significant change in operating assets and liabilities was an increase in accounts payable and accrued liabilities, partially offset by the decrease in accounts receivable and prepaid expense.

Net cash used in operating activities was $1,129,835 during the nine months ended September 30, 2021 and consisted of a net loss of $11,313,825, which was offset by a net change in operating assets and liabilities of $9,161,467 and non-cash items of $1,022,522. The primary non-cash items for the nine months ended September 30, 2021, consisted of amortization of debt discount of $500,338 and shares issued for services and settlement of debt of $464,645. The significant change in operating assets and liabilities was an increase in accounts payable and accrued liabilities along with amount due Lans Holdings.

Investing activities

Net cash used in investing activities was $129,901 consisted of purchase of property and equipment associated with the completion of the Cancun lab during the nine months ended September 30, 2022.

Net cash provided by investing activities was $666,647 consisted of cash acquired in business combination and cash to Global Stem Cells Group Inc. during the nine months ended September 30, 2021.

Financing activities

Net cash used in financing activities was $14,282 consisted of principal payment of debt for the nine months ended September 30, 2022.

Net cash provided by financing activities was $11,149,546 consisted of proceeds received from the issuance of promissory notes of $11,400,000 offset by proceeds from note receivable of $250,000 and principle payment on debt of $454 for the nine months ended September 30, 2021.

Going Concern

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, resulting in an accumulated deficit of approximately $51 million and a working capital deficit of $4,221,015 as of September 30, 2022 and future losses are anticipated. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of September 30, 2022, the Company had no off-balance sheet arrangements.

Critical Accounting Policies

Our critical accounting policies have not materially changed during the nine months ended September 30, 2022. Furthermore, the preparation of our financial statements is in conformity with generally accepted accounting principles in the United States of America, or GAAP. The preparation of our financial statements requires management to make judgments and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. Our management believes that we consistently apply these judgments and estimates, and the financial statements fairly represent all periods presented. However, any differences between these judgments and estimates and actual results could have a material impact on our statements of income and financial position.

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

At September 30, 2022 and December 31, 2021, the carrying amounts of the Company’s financial instruments, including cash, account payables, and accrued expenses, approximate their respective fair value due to the short-term nature of these instruments.

At September 30, 2022 and December 31, 2021, the Company does not have any assets or liabilities except for derivative liabilities and convertible notes payable required to be measured at fair value in accordance with FASB ASC Topic 820, Fair Value Measurement.

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

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the nine months ended September 30, 2022. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We have inadequate controls to ensure that information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting. Management evaluated the impact of the lack of timely communication between non–financial personnel and financial personnel on our assessment of our reporting controls and procedures and has concluded that the control deficiency represented a material weakness.

3.	The Company failed to account for the acquisition of GSCG using the full purchase accounting method in accordance with ASC 805.

To address these material weaknesses, management engaged financial consultants, performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. We have not remedied the material weaknesses as of September 30, 2022. The Company plans to take remedial action to address these weaknesses during the fiscal year ended 2022.

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

None.

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

Dated November 8, 2022	MESO NUMISMATICS, INC.

	By:	/s/ David Christensen
David Christensen
President, Chief Executive Officer, Chief Financial Officer, Secretary and Director (Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)