Form 10-K
period 2022-12-31
MESO NUMISMATICS, INC.
filed 2023-04-14
CIK 1760026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter $612,544.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 12,443,938 shares as of March 30, 2023

i

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

Overview

Since the acquisition of Global Stem Cell Group in August of 2021, our focus has been mainly dedicated to its operations serving the markets in the regenerative medicine industry. On October 28, 2022, we entered into an Agreement of Conveyance, Transfer and Assignment of Subsidiary with our prior officer and director, Mr. Melvin Pereira, pursuant to which we agreed to sell Mr. Pereira 100% of our interest in Meso Numismatics Corp., a Florida corporation.  As a result of this transaction, we are no longer engaged in the sale of coins, paper currency, bullion and medals and we have moved into what we believe is a more lucrative opportunity for our company,  the operations of Global Stem Cell Group.

We believe stem cell therapy is becoming an increasingly effective clinical solution for treating conditions that traditional or conventional medicine only offers within palliative care and pain management. Patients around the world are seeking a natural regenerative alternative without the potential risks and side effects sometimes associated with conventional pharmaceuticals.

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

Global Stem Cells Group, as almost everyone else in the world, was severely affected by the covid 19 pandemic. As we have been recovering in 2022 and into 2023, we are integrating every aspect of the regenerative medicine industry. During 2023, we plan to continue to add manufacturing and commercialization of viable cell therapy and immune support related products that we believe will change the course of traditional medicine around the world forever.

We believe this strategy will allow us the ability to increase our current revenues and create immediate revenue streams through product sales, distribution, and clinical applications, driven by our extensive education platform here are our main projects and revenue generators for 2023 and beyond.

Global Stem Cell Group Operations

Manufacturing Facilities

Permanent Treatment Center of Excellence and Physician Training in Istanbul, Turkey

Our Flagship Operation in “Istanbul Center” employs well-targeted combinations of Exosomes, allogeneic human Mesenchymal cells, and autologous bone marrow and Adipose derived stem cells to treat a wide array of diseases and debilitating medical conditions. Our treatment plans are mostly focused on a systemic and/or whole-body approach. This new processing facility works with local partners to provide the latest in Stem Cell Therapies to many of those in this region who have no access to these kinds of cutting-edge medical solutions. Our physician training services will help educate and generate demand for our solutions, services, and products. Key doctors and partners from this operation help train and teach at other ISSCA events.

Cell Therapy Product Manufacturing Facility in Cancun Mexico

The Cancun facility that began operations in July of 2022 has been accredited both by the Mexican General Health Council and Cofepris (Mexican FDA). GSCG’s processing operation is in the well-known HELLIMEX, S.A. DE CV building, a high-rise office of leased suites that provide a multitude of other professional services. We continue to grow this operation with a new ISSCA Regenerative Medicine Conference in April this year.

We have assembled a highly qualified team of medical professionals and technicians that specialize in GSCG’s processes, solutions, and services. Our processing facilities in Cancun are top-notch, and include a laboratory to culture-expand cells, a process that yields better patient results, and a cryopreservation unit to keep these extracted samples stored safely until they are needed. This Laboratory/ Treatment Center has the latest technologies available including NK Cell Therapy CAR T-cell for cancer treatment and produce full Lines of Msc and Exosomes. Our model is to work hand-in-hand with the patients’ physicians to provide a total quality experience in this innovative industry. Our revenue is derived from training doctors, providing services to each patient that these doctors bring to us for treatments, and the solutions and products they utilize.

Cell Therapy Product manufacturing facility in Dubai UAE

Similar to Cancun, we are continuing the process of building out a leased suite and equipping this facility in the well-known healthcare city DUBAI UAE. This facility will serve patients and physicians from the Middle East and Asia and will have the same capabilities as our Cancun counterpart.

Regenerative Medicine Clinic in Mexico City

To achieve our expansion plans, our organization is partnering with healthcare providers specializing in regenerative medicine with at least five years of experience in the healthcare sector.

This collaboration with STEM LIFE clinic’s new facility and Dr. Vanessa Rodriguez Pares, currently one of the most prestigious aesthetic clinics in Mexico City, which is expected to promote a high level of service in regenerative medicine throughout Mexico. As part of this effort, ISSCA has granted an affiliation and the use of their brand, products, therapies, and training on how to apply stem cell therapies to Dr. Vanessa Rodriguez Peers.

The opening of this center, which will include the construction of an autologous tissue processing laboratory and an allogeneic tissue bank, is expected to help transition stem cell therapies and regenerative medicines from being an elective procedure to being accessible to patients throughout Mexico.

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

None of these protocols or IP have been patented. We rely on our own trade secrets and proprietary know-how to protect our technology and maintain our competitive position, since patent protection may not be available or applicable to our technology. Our policy is to require each of our employees, consultants and advisors to execute a confidentiality and inventions assignment agreement before beginning their employment, consulting or advisory relationship with us. The agreements generally provide that the individual must keep confidential and not disclose to other parties any confidential information developed or learned by the individual during the course of the individual’s relationship with us except in limited circumstances. These agreements generally also provide that we shall own all inventions conceived by the individual in the course of rendering services to us. Moreover, some of our collaborators and scientific advisors have rights to publish data and information to which we have rights, which may impair our ability to protect our proprietary information or obtain patent protection in the future.

We work with others in our research and development activities and one of our strategies is to enter into collaborative agreements with third parties to develop our proposed products. Disputes may arise about inventorship and corresponding rights in know-how and inventions resulting from the joint creation or use of intellectual property by us and our licensors, collaborators, consultants and others. In addition, other parties may circumvent any proprietary protection we do have. As a result, we may not be able to maintain our proprietary position.

We are not currently a party to any litigation or other adverse proceeding challenging our patents, patent licenses or intellectual property rights. However, if we become involved in litigation or any other adverse intellectual property proceeding, for example, as a result of an alleged infringement, or a third party alleging an earlier date of invention, we may have to spend significant amounts of money and time and, in the event of an adverse ruling, we could be subject to liability for damages, including treble damages, invalidation of our intellectual property and injunctive relief that could prevent us from using technologies or developing products, any of which could have a significant adverse effect on our business, financial condition and results of operation.

In addition, any claims relating to the infringement of third party proprietary rights, or earlier date of invention, even if not meritorious, could result in costly litigation, lengthy governmental proceedings, divert management’s attention and resources and require us to enter royalty or license agreements which are not advantageous, if available at all.

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

Government Regulations

Although Stem Cell therapy is heavily regulated in the US by the Food and Drug Administration, Global Stem Cells group does not focus its business portfolio in US markets. To this end, we have suspended operations in the US. As such, we are not constrained by FDA regulatory jurisdictions. We now operate exclusively in countries where clear regulatory pathways to manufacturing and practice exist.

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

The more we educate physicians about our products and services, the more physician referrals we have received. It has been a difficult task to introduce new methodologies to physicians with more traditional views, but word of mouth has played a crucial role in the growth of our company and our reputation in the industry. We believe our website will further expand our growth as new physicians have an easy-to-understand synopses of our how our products and services may assist with and benefit their patients. We believe that as our network of physicians widens, we will experience significant growth from repeat business from existing clients and with new business from patient referrals.

Employees

As of December 31, 2022, the Company had 1 full-time employees. All other workforces are contractors, advisors, consultants, and/or vendors.

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

The report of our independent registered public accounting firm with respect to our financial statements as of December 31, 2022 and for the year then ended indicates that our financial statements have been prepared assuming that we will continue as a going concern. The report states that, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Our plans in regard to these matters are described in Note 2 to our audited financial statements as of December 31, 2022 and 2021 and for the years then ended.

Our ability to generate the significant amount of cash needed to service our debt obligations and our ability to refinance all or a portion of our indebtedness or obtain additional financing depends on many factors, many of which may be beyond our control.

Our ability to make scheduled payments on, or to refinance our obligations under, our debt, will depend on our financial and operating performance, which, in turn, will be subject to prevailing economic and competitive conditions and to the financial and business factors, many of which may be beyond our control. We cannot guarantee that our business will generate sufficient cash flow from operations, that currently anticipated business opportunities will be realized on schedule or at all, or that future borrowings will be available to us in amounts sufficient to enable us to service our indebtedness and any amounts borrowed under future credit facilities, or to fund our other liquidity needs.

We will use cash to pay the principal and interest on our debt. These payments limit funds otherwise available for working capital, capital expenditures, acquisitions, collaborations and other purposes. As a result of these obligations, our current liabilities may exceed our current assets. We may need to take on additional debt as we expand our presence in the global stem cell industry, which could increase our ratio of debt to equity. The need to service our debt may limit funds available for other purposes and our inability to service debt in the future could lead to acceleration of our debt and foreclosure on assets.

We cannot guarantee that we will be able to refinance any of our indebtedness or obtain additional financing, particularly because of our anticipated high levels of indebtedness and the indebtedness incurrence restrictions imposed by the agreements governing our indebtedness, as well as prevailing market conditions. We may face substantial liquidity problems and might be required to dispose of material assets or operations to meet our indebtedness service and other obligations.

The lending documents restrict, and any agreements governing future indebtedness may restrict, our ability to dispose of assets and use the proceeds from any such dispositions. We cannot guarentee we will be able to consummate any asset sales, or if we do, what the timing of the sales will be or whether the proceeds that we realize will be adequate to meet indebtedness service obligations when due.

Some of Our Potential Cell Therapy Products and Technologies Are In Early Stages Of Development.

The development of new cell therapy products is a highly risky undertaking, and there can be no assurance that any future research and development efforts we may undertake will be successful. Our potential products will require extensive additional research and development and perhaps regulatory approval before any commercial introduction. There can be no assurance that any future research, development and clinical trial efforts will result in viable products or meet efficacy standards.

All of Revenue is Derived from Customers Outside the United States, and We may Lose Revenues and Market Share due to Exchange Rate Fluctuations and Political and Economic Changes Related to Foreign Business.

All of our revenue comes from customers outside of the United States. Any US company conducting foreign business is always subject to economic, political and regulatory uncertainties and risks that are unique to each area of the world. Fluctuations in exchange rates may also affect the prices that foreign customers are willing to pay, and may put us at a price disadvantage compared to other competitors. Potentially volatile shifts in exchange rates may negatively affect our financial position and results.

We may be Exposed to Liabilities under the Foreign Corrupt Practices Act and any Determination that we Violated these Laws could have a Material Adverse Effect on our Business.

We are subject to the Foreign Corrupt Practices Act (FCPA), and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute, for the purpose of obtaining or retaining business. It is our policy to implement safeguards to discourage these practices by our employees. However, our existing safeguards and any future improvements may prove to be less than effective and our employees, consultants, sales agents or distributors may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition.

WE COMPETE WITH A NUMBER OF COMPANIES IN OUR SPACE AND FACE INCREASED COMPETITION FROM SUCH COMPANIES.

In our global cell therapy operations, we face competitors in many different segments of our business models. We face intense competition from companies with much larger capital resources than us, and, as a result, we could struggle to attract customers and gain market share. Some of our existing or future competitors have greater financial resources and greater brand name recognition than we do and, as a result, may be better positioned to adapt to changes in the industry or the economy as a whole. We will strive to advance our products and technology in each of these sectors ahead of our competitors to gain market share. We also face intense competition in attracting and retaining qualified employees. Our ability to continue to compete effectively will depend upon our ability to attract new employees, retain and motivate our existing employees and to compensate employees competitively. We face significant competition in several aspects of our business, and such competition might increase, particularly in the market for regenerative therapies.

Our competitors may announce new products, services or enhancements that better address changing industry standards on regenerative care. Any such increased competition could cause pricing pressure, loss of business or decreased customer purchases, any of which could adversely affect our business and operating results.

We believe that we have competitive strengths and protection via our depth of services and products, and our continually expanding global footprint, that we offer in the regenerative medicine field, including, but without limitation to, cell therapy products, isolation systems, physician training, laboratory build outs, medical tourism, and more.

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

If we should in the future become required to obtain regulatory approval to market and sell our pRODUCTS AND services we will not be able to generate any revenues until such approval is received.

The medical industry is subject to stringent regulation by a wide range of authorities. Although Stem Cell therapy is heavily regulated in the US by the Food and Drug Administration, we do not focus our business portfolio in U.S. markets. To this end, we have suspended operations in the U.S. As such, we are not constrained by FDA regulatory jurisdictions. We now operate exclusively in countries where clear regulatory pathways to manufacturing and practice exist.

However, while we are not presently required to obtain regulatory approval in regulated markets, such as the U.S., to create, market and sell our products and services we cannot predict whether regulatory clearance will be required in the future and, if so, whether such clearance will at such time be obtained, whether for the products and services that we have commercialized or may attempt to develop. Should such regulatory approval in the future be required, our products and services may be suspended or may not be able to be marketed and sold until we have completed the regulatory clearance process as and if implemented by the FDA or similar foreign regulatory entities. Satisfaction of regulatory requirements typically takes many years, is dependent upon the type, complexity and novelty of the product or service and would require the expenditure of substantial resources.

If regulatory clearance of products and services is granted, this clearance may be limited to those particular states and conditions for which the products and services are demonstrated to be safe and effective, which would limit our ability to generate revenue.

We cannot ensure that any products and services developed by us will meet all of the applicable regulatory requirements needed to receive marketing clearance. Failure to obtain regulatory approval will prevent commercialization of our products and services where such clearance is necessary. There can be no assurance we will obtain regulatory approval of our products and services that may require it.

We may be unable to protect our intellectual property from infringement by third parties, and third parties may claim that we are infringing on their intellectual property, either of which could materially and adversely affect us.

We intend to rely on patent protection, trade secrets, technical know-how and continuing technological innovation to protect our intellectual property, and we expect to require any employees, consultants and advisors that we may hire or engage in the future to execute confidentiality and assignment of inventions agreements in connection with their employment, consulting or advisory relationships. There can be no assurance, however, that these agreements will not be breached or that we will have adequate remedies for any such breach.

Despite our efforts to protect our intellectual property, third parties may infringe or misappropriate our intellectual property or may develop intellectual property competitive with ours. Our competitors may independently develop similar technology or otherwise duplicate our products and services. As a result, we may have to litigate to enforce and protect our intellectual property rights to determine their scope, validity or enforceability. Intellectual property litigation is particularly expensive, time-consuming, diverts the attention of management and technical personnel and could result in substantial cost and uncertainty regarding our future viability. The loss of intellectual property protection or the inability to secure or enforce intellectual property protection would limit our ability to produce and/or market our products and services in the future and would likely have an adverse effect on any revenues we may in the future be able to generate by the sale or license of such intellectual property.

We may be subject to costly litigation in the event our future services or technology infringe upon another party’s proprietary rights. Third parties may have, or may eventually be issued, patents that would be infringed by our technology. Any of these third parties could make a claim of infringement against us with respect to our technology. We may also be subject to claims by third parties for breach of copyright, trademark or license usage rights. Any such claims and any resulting litigation could subject us to significant liability for damages or injunctions precluding us from utilizing our technology or services or marketing or selling any products or services under the same. An adverse determination in any litigation of this type could require us to design around a third party’s patent, license alternative technology from another party or otherwise result in limitations in our ability to use the intellectual property subject to such claims.

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

In addition, the stock markets, including the over-the-counter markets where we are quoted, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These broad market fluctuations may materially affect our stock price, regardless of our operating results. Furthermore, the market for our common stock historically has been limited and we cannot guarantee that a larger market will ever be developed or maintained. The price at which investors purchase shares of our common stock may not be indicative of the price that will prevail in the trading market. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price. As a result, these factors may make it more difficult or impossible for you to sell our common stock for a positive return on your investment. In the past, shareholders have instituted securities class action litigation following periods of market volatility. If we were involved in securities litigation, we could incur substantial costs and our resources and the attention of management could be diverted from our business.

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

As of December 31, 2022, there were 103,500,000 shares of Common Stock issuable upon the exercise of options and warrants.

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

As of December 31, 2022, our authorized capital consists of 6,500,000,000 shares of common stock and 11,000,000 shares are authorized as preferred stock, both with a par value of $0.001 per share. Our Board, without any action by our stockholders, may designate and issue shares of preferred stock in such series as it deems appropriate and establish the rights, preferences and privileges of such shares, including dividends, liquidation and voting rights, provided it is consistent with Delaware law.

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

We maintain our current principal office at 433 Plaza Real Suite 275 Boca Raton, Florida 33432. Our phone number is (800) 956-3935.

Global Stem Cell Group, Inc. entered into the Cancun lease with HELLIMEX, S.A. DE CV beginning January 16 2022 and ending on January 15, 2024. The property is located in the Tulum Trade Center, consisting of 1,647 square feet with a monthly rent of $2,714 and security deposit of $5,588. In January 2022, the Company began the buildout of the clinic and order equipment. The Cancun facility was to be inaugurated in May 2022 is accredited both by the Mexican General Health Council and Cofepris (Mexican FDA).

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

On June 23, 2021, the Company entered into a settlement agreement for an outstanding lawsuit for consideration of $300,000 in cash and 1,092,866 shares of common stock in the amount of $213,109. The $513,109 settlement was offset by the $282,000 which was recorded in accounts payable as of December 31, 2017 resulting in expense of $231,109 during the six months ended June 30, 2021.

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

Holders

As of March 28, 2023, we had 142 shareholders of common stock per transfer agent’s shareholder list.

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

On June 28, 2021, the Company issued 1,092,866 shares of common stock as settlement of the lawsuit with Joseph Canouse, in the amount of $213,109 (see footnote 8)..

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

On November 30, 2022, the Company issued 193,050 shares of common stock for consulting services which were valued in the amount of $10,000.

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

Results of Operations

Below is a summary of the results of operations for the years ended December 31, 2022 and 2021.

	For the Years Ended December 31
	2022	2021	$ Change	% Change
Revenue	$1,530,223	$437,887	$1,092,336	249.46%
Cost of revenue	653,256	287,750	365,506	127.02%
Gross profit	876,967	150,137	726,830	484.11%

Operating expenses
Advertising and marketing	317,796	133,451	184,345	138.14%
Professional fees	886,651	966,974	(80,323)	-8.31%
Officer compensation	90,000	563,072	(473,072)	-84.02%
Depreciation and amortization	152,739	40,058	112,681	281.29%
Investor relations	190,382	100,496	89,886	89.44%
General and administrative-related party	-	8,116,269	(8,116,269)	-100.00%
General and administrative	424,258	149,374	274,884	184.02%
Total operating expenses	2,061,826	10,069,694	(8,007,868)	-79.52%

Other income (expense)
Interest expense	(4,403,774)	(2,724,351)	(1,679,423)	-61.64%
Derivative financial instruments	13,498	3,744	9,754	260.52%
Settlement of lawsuit	-	(231,109)	231,109	100.00%
Loss from continuing operations	(5,575,135)	$(12,871,273)	$(7,296,138)	-56.69%

Discontinued operations:
Gain (loss) from discontinued operations	68,313	(13,207)	81,520	-617.25%
Income (loss) from discontinued operations	68,313	(13,207)	81,520	-617.25%
Net loss	$(5,506,822)	$(12,884,480)	$7,377,658	-57.26%

Revenue

Revenue increased by 249.46% in the amount of $1,092,336 for the years ended December 31, 2022, compared to the same period in 2021. The key reason for the increase in revenue was a result of the acquisition of Global Stem Cells Group, Inc. on August 18, 2021.

The following table presents the Company’s revenue by product category for the years ended December 31, 2022 and 2021:

	For the Years Ended December 31,
	2022	2021
Training	$279,404	$112,970
Product supplies	866,104	209,706
Equipment	163,460	115,211
Patient procedures	221,255	-
Total revenue	$1,530,223	$437,887

Operating expenses

Operating expenses decreased by 79.52% in the amount of $8,007,868 for the years ended December 31, 2022, compared to the same period in 2021. Listed below are the major changes to operating expenses:

Advertising and marketing increased by $184,345 for the years ended December 31, 2022, compared to the same period in 2021, primarily due to the acquisition of Global Stem Cells Group, Inc. on August 18, 2021.

Officer compensation decreased by $473,072 for the years ended December 31, 2022, compared to the same period in 2021, primarily due to the issuance of 896 shares of Series DD Preferred Stock of the Company in 2021 to Dave Christensen, current Director, President, Chief Executive Officer, Chief Financial Officer and Secretary as compensation pursuant to the Professional Service Consulting Agreement. The $503,072 value of the 896 shares of Series DD Convertible Preferred Stock is based on converting into a number of fully paid and nonassessable shares of common stock determined by multiplying the number of issued and outstanding shares of common stock of the Company on the date of conversion by 3.17 conversion price offset by a $30,000 increase in compensation to Mr. David Christensen in 2022.

Depreciation and amortization increased by $112,681 for the years ended December 31, 2022, compared to the same period in 2021, primarily due to the acquisition of Global Stem Cells Group, Inc. on August 18, 2021 along with the buildout of the Cancun clinic in 2022.

General and administrative-related party expense decrease by $8,116,269 for the years ended December 31, 2022, compared to the same period in 2021, primarily due to the issuance of the 1,000 shares of the Company’s Series CC Convertible Preferred Stock to Lans Holdings Inc. terminated and replaced with a cash payment as consideration. The Company paid Lans Holdings Inc., by delivery in escrow, an amount equal to $8,200,000, offset by $83,731 the value of the 1,000 shares of the Company’s Series CC Convertible Preferred Stock terminated in 2021.

General and administrative expense increase by $274,884 for the years ended December 31, 2022, compared to the same period in 2021, primarily due to the acquisition of Global Stem Cells Group, Inc. on August 18, 2021 along with the buildout of the Cancun clinic in 2022.

Other expense

Other expense increased by $1,438,650 for the years ended December 31, 2022, compared to the same period in 2021, primarily as a result of an increase in amortization of discounts in 2022 offset by the change in fair market value of the convertible notes in 2022 and settlement of lawsuit in 2021.

Discontinued operations

On October 28, 2022, we completed the disposition of our prior coins, paper currency, bullion and medals business by entering into an Agreement of Conveyance, Transfer and Assignment of Subsidiary with our prior officer and director, Mr. Melvin Pereira, pursuant to which we agreed to sell Mr. Pereira 100% of our interest in Meso Numismatics Corp., a Florida corporation.  In exchange, Mr. Pereira has agreed to assume all of the liabilities of Meso Numismatics, resulting in a gain of $68,313 in 2022 offset by a loss of $13,207 in 2021.

Net Loss

We recorded a net loss of $5,506,822 for the years ended December 31, 2022, as compared with a net loss of $12,884,480 for the same period ended December 31, 2021.

Liquidity and Capital Resources

Since inception, the Company has financed its operations through private placements and convertible notes. The following is a summary of the cash and cash equivalents as of December 31, 2022 and December 31, 2021.

	December 31,	December 31,
	2022	2021	$ Change	% Change
Cash and cash equivalents	$1,645,185	$2,978,525	$(1,333,340)	-44.77%

Summary of Cash Flows

Below is a summary of the Company’s cash flows for the years ended December 31, 2022 and 2021.

	For the Years Ended December 31,
	2022	2021
Net cash used from operating activities-continued operations	$(1,183,849)	$(9,865,457)
Net cash used from operating activities-discontinued operations	69,713	(13,207)
Net cash used in operating activities	(1,114,136)	(9,878,664)
Net cash provided by (used in) investing activities	(198,428)	666,467
Net cash provided by (used in) financing activities	(20,776)	12,148,188
Net increase (decrease) in cash and cash equivalents	$(1,333,340)	$2,935,991

Operating activities

Net cash used in operating activities was $1,114,136 during the year ended December 31, 2022 and consisted of a net loss of $5,506,822, which was offset by a net change in operating assets and liabilities of $2,553,594 and non-cash items of $1,837,692. The primary non-cash items for the year ended December 31, 2021, consisted of amortization of debt discount of $1,756,764, depreciation and amortization of $152,739 and shares issued for services of $10,000 offset by change in derivative liabilities of $13,498 and gain on discontinued operations of $68,313. The significant change in operating assets and liabilities was an increase in accounts payable and accounts receivable.

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

Investing activities

Net cash used investing activities was $198,428 consisted of cash used for buildout of the Cancun clinic in 2022, as compared to net cash of $666,467 consisted of cash acquired in business combination and cash to Global Stem Cells Group Inc. during the year ended December 31, 2021

Financing activities

Net cash used in financing activities was $20,776 consisted of principle payment on debt for the year ended December 31, 2022, as compared to net cash provided by financing activities was $12,148,188 consisted of proceeds received from the issuance of promissory notes offset by principle payment on debt and loan to non-affiliate for $250,000 for the year ended December 31, 2021.

Going Concern

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, resulting in an accumulated deficit of approximately $52,176,465 and a working capital deficit of $10,304,670 as of December 31, 2022 and future losses are anticipated. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of December 31, 2022, the Company had no off-balance sheet arrangements.

Critical Accounting Policies

Our critical accounting policies have not materially changed during the year ended December 31, 2022. Furthermore, the preparation of our financial statements is in conformity with generally accepted accounting principles in the United States of America, or GAAP. The preparation of our financial statements requires management to make judgments and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. Our management believes that we consistently apply these judgments and estimates, and the financial statements fairly represent all periods presented. However, any differences between these judgments and estimates and actual results could have a material impact on our statements of income and financial position.

Derivative Instruments

The derivative instruments are accounted for as liabilities, the derivative instrument is initially recorded at its fair market value and is then re-valued at each reporting date, with changes in fair value recognized in operations for each reporting period. The Company uses the Monte Carlo option pricing model to value the derivative instruments.

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

The Company’s main sources of revenue are comprised of the following:

●	Training-GSCG offers a Stem Cell & Exosomes Certification Program where physicians attending this training sessions will take advantage of a full review of stem cell biology, characterization and regenerative properties of cells and cell products, cytokines and growth factors and how they can be apply in a clinic setting. The physicians will pay for the training sessions upfront and receives all the material and certificate upon completion of seminar. Completion of the seminar is when control is transferred and when revenue is recognized.

●	Products-Physicians can order SVF Kits through GSCG which includes EC Certificate from Institute for Testing and Certificating, Inc. SVT Kits are paid for upfront and shipped from a third party directly to physicians. Transfer of control is when the product is shipped which is when revenue is recognized.

●	Equipment- Physicians can order equipment through GSCG which includes a warranty from manufacture of equipment. Equipment is paid for upfront and shipped from manufacture directly to physicians. Transfer of control is when the equipment is shipped which is when revenue is recognized.

●	Patient procedures are the treatments GSCG is offering at its Cancun clinic. The transfer of control is when the procedures are completed which is when revenue is recognized.

The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product to a customer. Revenue is measured based on the consideration the Company receives in exchange for those products.

Use of Estimates

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant estimates included in these financial statements are associated with accounting for the goodwill, derivative liability valuations, valuation of preferred stock, fair value estimates, valuation of assets and liabilities in business combination and in its going concern analysis.

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

At December 31, 2022 and December 31, 2021, the carrying amounts of the Company’s financial instruments, including cash, account payables, and accrued expenses, approximate their respective fair value due to the short-term nature of these instruments.

At December 31, 2022 and December 31, 2021, the Company does not have any assets or liabilities except for derivative liabilities related to convertible notes payable required to be measured at fair value in accordance with FASB ASC Topic 820, Fair Value Measurement.

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

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the year ended December 31, 2022. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We have inadequate controls to ensure that information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting. Management evaluated the impact of the lack of timely communication between non–financial personnel and financial personnel on our assessment of our reporting controls and procedures and has concluded that the control deficiency represented a material weakness.

3.	The Company failed to account for the acquisition of GSCG using the full purchase accounting method in accordance with ASC 805.

To address these material weaknesses, management engaged financial consultants, performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. We have not remedied the material weaknesses as of December 31, 2022. The Company plans to take remedial action to address these weaknesses during the fiscal year ended 2023.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the year ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except the implementation of the controls identified above.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our current director and executive officer and his age are listed below.

Name	Current Age	Position
David Christensen	57	President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer), Secretary and Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

As December 31, 2022, based on a review solely of the filings made under Section 16 of the Exchange Act, all reports were timely filed

ITEM 11.	EXECUTIVE COMPENSATION.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2022 and 2021.

EXECUTIVE OFFICER COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Melvin Pereira	2021	4,860							4,860
Chief Former Executive Officer (PEO/PFO)	2022	-							-

David Christensen	2021	60,000		503,072					563,072
President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer), Secretary And Director	2022	90,000		-					90,000

Outstanding Equity Awards at the End of the Fiscal Year

We do not have any equity compensation plans and therefore no equity awards are outstanding as of December 31, 2022.

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

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2022, we did not have any securities authorized for issuance under any equity compensation plans.

Compensation of Directors

No director received compensation for his services during the year ended December 31, 2022.

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

Applicable percentage ownership is based on 12,443,938 shares of Common Stock outstanding as of March 28, 2023. In addition, as of March 30, 2022, there were 1,050,000 shares of Series AA Preferred Stock outstanding.

Name and Address of Beneficial Owner	Common Stock Owned Beneficially	Percent of Class	Series AA Preferred Stock Owned Beneficially	Percent of Class
Named Executive Officers and Directors
Dave Christensen			50,000	5%
All Executive Officers and Directors as a group (1 person)			50,000	5%
5% or greater shareholders
Ajene Watson LLC and Digital Asset Monetary Network (1)	1,082,477	8.7%
Benito Novas			1,000,000	95%

(1)	Mr. Ajene Watson has investment and voting control over such shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

The Company’s corporate registered office is 433 Plaza Real Suite, 275, Boca Raton, Florida 33432. The online virtual office lease is for a month to month term at $89.00 per month. The Company has no physical office leases that required implementation of ASU 842 in the year ended December 31, 2022 and 2021 to assets and liabilities.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

L J Soldinger Associates, LLC served as our independent registered public accountants for the year ended December 31, 2022 and 2021.

Audit Fees

For the Company’s fiscal years ended December 31, 2022 and 2021, we were billed approximately $333,490 and $109,445, respectively, for professional services rendered by our independent auditors for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services rendered by our independent auditors for the years ended December 31, 2022 and 2021, respectively.

Tax Fees

For the Company’s fiscal years ended December 31, 2022 and 2021, there were no fees for professional services rendered by our independent auditors for tax compliance, tax advice, and tax planning.

All Other Fees

For the Company’s fiscal years ended December 31, 2022 and 2021, we were no billed any other fees by our auditors.

PART IV

ITEM 15.	EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)	FINANCIAL STATEMENTS.

The following documents are included on pages F-1 through F-28 attached hereto and are files as part of this Annual Report on Form 10-K. Reference is made to the Index to Consolidated Financial Statements on Page F-1.(a)(2) EXHIBITS

(a)(2)	EXHIBITS

We have filed the exhibits listed on the accompanying Exhibit Index of this registration statement and below in this Item 15:

		Incorporated by
Exhibit		Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

2.1	Plan of Merger	10-12G	2.1	12/12/2018

2.2	Stock Purchase Agreement	8-K	10.2	6/24/2021

3.1	Articles of Incorporation, as Amended	10-12G	3.1	12/12/2018

3.2	Series AA Certificate of Designation	10-12G	3.2	12/12/2018

3.3	Series BB Certificate of Designation	10-12G	3.3	12/12/2018

3.4	Amendment to Certificate of Designation of Series AA Preferred Stock	8-K	3.1	11/29/2019

3.5	Certificate of Designation of Series CC Preferred Stock	8-K	3.2	11/29/2019

3.6	Certificate of Designation of Series DD Preferred Stock	8-K	3.3	11/29/2019

3.7	Amendment to Certificate of Designation of Series AA Preferred Stock	8-K	3.1	6/24/2021

3.7	Amended and Restated Bylaws	8-K	3.4	11/29/2019

4.1	Description of Securities Registered				X

4.2	Promissory Note, dated December 9, 2020 to JCC Trading, LLC				X

4.3	Promissory Note, dated January 6, 2021 to JCC Trading, LLC				X

4.4	Senior Secured Promissory Note dated June 22, 2021 with Growth Ventures				X

4.5	Promissory Note dated September 20, 2021 with Growth Ventures				X

10.1	Binding Letter of Intent	8-K	10.1	07/15/2019

10.2	Exchange Agreement of Series BB Convertible Stock	8-K	10.1	11/29/2019

10.3	Repurchase Agreement	8-K	10.1	11/29/2019

10.4	Consulting Agreement	8-K	10.1	8/19/2021

10.5	Debt Restructure Agreement, dated December 7, 2020 with JCC Trading, LLC				X

10.6	Debt Restructure Agreement, dated December 7, 2020 with Eagle Equities, LLC				X

10.7	Debt Restructure Agreement, dated December 7, 2020 with Union Capital, LLC				X

10.8	Loan Agreement dated December 9, 2020 with JCC Trading, LLC	X

10.9	Loan Agreement dated December 30, 2021 with JCC Trading, LLC	X

10.10	Loan Agreement dated December 30, 2021 with JCC Trading, LLC	X

21.1	List of Subsidiaries	X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350.	X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document.	X

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

ITEM 16.	10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated April 14, 2023	MESO NUMISMATICS, INC.

	By:	/s/ David Christensen
David Christensen
President, Chief Executive Officer, Chief Financial Officer, Secretary and Director (Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)

ITEM 15	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MESO NUMISMATICS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Director and
Stockholders of Meso Numismatics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Meso Numismatics, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two years ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit of approximately $52,200,000 and a loss from continuing operations of $5.5 million, that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ L J Soldinger Associates, LLC

We have served as the Company’s auditor since 2021.

Deer Park, Illinois

April 14, 2023

PCAOB Audit ID #318

MESO NUMISMATICS, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2022	2021
ASSETS

Current assets
Cash and cash equivalents	$1,645,185	$2,978,525
Accounts receivable	49,766	17,256
Prepaid expenses	-	24,245
Total current assets	1,694,951	3,020,027
Property and equipment, net	186,269	22,909
Other assets	5,568	5,568
Intangible assets, net	354,084	451,624
Right of use asset, net	33,963	-
Goodwill	5,805,438	5,805,438
Total assets	$8,080,273	$9,305,566

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$245,463	$181,442
Liabilities held for sale	-	69,314
Accrued interest	4,657,530	2,129,395
Customer advances	10,450	18,215
Stock payable-related party	-	251,536
Stock payable	-	20,000
Derivative liability	6,944	20,442
Lease liability	32,568	-
Notes payable, net	7,046,666	1,527,711
Total current liabilities	11,999,621	4,218,055

Long term liabilities
Lease liability, net of current portion	1,395	-
Convertible notes payable, net of current portion	37,419	33,982
Notes payable-related parties	7,800	7,800
Notes payable, net of current portion	8,016,330	11,802,736
Total liabilities	$20,062,565	$16,062,573

Stockholders’ deficit
Preferred stock, $0.001 par value per share 1,050,000 shares authorized as Series AA; 1,050,000 shares issued and outstanding for the years ended December 31, 2022 and December 31, 2021, respectively	1,050	1,050
Preferred stock, $0.001 par value per share; 10,000 shares authorized as Series DD; 9,870 and 9,422 shares issued and outstanding for the years ended December 31, 2022 and December 31, 2021, respectively	10	10
Common stock, $0.001 par value per share; 6,500,000,000 shares authorized; 14,046,252 and 13,687,439 shares issued and issuable and 12,443,938 and 12,085,125 shares outstanding for the years ended December 31, 2022 and December 31, 2021, respectively	12,444	12,086
Additional paid in capital	40,180,669	39,899,491
Accumulated deficit	(52,176,465)	(46,669,643)
Total stockholders’ deficit	(11,982,292)	(6,757,007)
Total liabilities and stockholders’ deficit	$8,080,273	$9,305,566

The accompanying notes are an integral part of these audited consolidated financial statements.

MESO NUMISMATICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2022	2021
Revenue	$1,530,223	$437,887
Cost of revenue	653,256	287,750
Gross profit	876,967	150,137

Operating expenses
Advertising and marketing	317,796	133,451
Professional fees	886,651	966,974
Officer compensation	90,000	563,072
Depreciation and amortization expense	152,739	40,058
Investor relations	190,382	100,496
General and administrative-related party	-	8,116,269
General and administrative	424,258	149,374
Total operating expenses	2,061,826	10,069,694

Other income (expense)
Interest expense	(4,403,774)	(2,724,351)
Gain on derivative financial instruments	13,498	3,744
Settlement of lawsuit	-	(231,109)
Loss from continuing operations	(5,575,135)	(12,871,273)

Discontinued operations:
Gain (loss) on sale of discontinued operations	68,313	(13,207)
Income (loss) from discontinued operations	68,313	(13,207)
Net loss	$(5,506,822)	$(12,884,480)
Basic and diluted earnings (loss)per share from:
Continuing operations	$(0.46)	$(1.12)
Discontinued operations	0.01	-
Net loss per common share, basic and diluted	$(0.45)	$(1.12)

Weighted average number of common shares outstanding, basic and diluted	12,219,502	11,482,399

The accompanying notes are an integral part of these audited consolidated financial statements.

MESO NUMISMATICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Year Ended December 31, 2022

	Series AA Preferred Stock		Series DD Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2021	1,050,000	$1,050	9,422	$10	12,085,125	$12,086	$39,899,491	$(46,669,643)	$(6,757,007)
Issuance of common stock for services	-	-	-	-	358,813	358	29,642	-	30,000
Issuance of preferred series DD for services-related party	-	-	448	-	-	-	251,536	-	251,536
Net loss	-	-	-		-	-	-	(5,506,822)	(5,506,822)
Balance, December 31, 2022	1,050,000	$1,050	9,870	$10	12,443,938	$12,444	$40,180,669	$(52,176,465)	$(11,982,292)

The accompanying notes are an integral part of these audited consolidated financial statements

MESO NUMISMATICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Year Ended December 31, 2021

	Series CC Preferred Stock		Series AA Preferred Stock		Series BB Preferred Stock		Series DD Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2020	1,000	$83,731	50,000	$50	279,146	$279	-	$-	10,869,596	$10,870	$27,364,393	$(33,785,163)	$(6,409,571)
Settlement of lawsuit	-	-	-	-	-	-	-	-	1,092,866	1,093	212,016	-	213,109
Issuance of common stock for services	-	-	-	-	-	-	-	-	122,663	123	29,877	-	30,000
Issuance of preferred series DD for services-related party	-	-	-	-	-	-	448	1	-	-	251,535	-	251,536
Cancellation of preferred series BB	-	-	-	-	(279,146)	(279)	-	-	-	-	279	-	-
Cancellation of preferred series CC-related party	(1,000)	(83,731)	-	-	-	-	-	-	-	-	-	-	-
Issuance of preferred series AA for acquisition of Global Stem Cell Group, Inc.	-	-	1,000,000	1,000	-	-	-	-	-	-	962,866	-	963,866
Issuance of preferred series DD for acquisition of Global Stem Cell Group, Inc.	-	-	-	-	-	-	8,974	9	-	-	5,038,567	-	5,038,576
Imputed interest on debt	-	-	-	-	-	-	-	-	-	-	(24,186)	-	(24,186)
Fair value of warrants	-	-	-	-	-	-	-	-	-	-	6,064,144	-	6,064,144
Net income (Loss)	-	-	-	-	-	-	-		-	-	-	(12,884,480)	(12,884,480)
Balance, December 31, 2021	-	$-	1,050,000	$1,050	-	$-	9,422	$10	12,085,125	$12,086	$39,899,491	$(46,669,643)	$(6,757,007)

The accompanying notes are an integral part of these audited consolidated financial statements

MESO NUMISMATICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(5,575,135)	$(12,871,273)
Non-cash adjustments to reconcile net loss to net cash:
Amortization of debt discount	1,756,764	893,959
Depreciation and amortization expense	152,739	40,858
Gain from changes in derivative liability fair values	(13,498)	(3,744)
Common shares issued for services	10,000	30,000
Common shares issued for settlement of lawsuit	-	213,109
Preferred shares issued for services	-	251,536
Imputed interest on debt	-	34,237
Changes in operating assets and liabilities:
Accounts receivable	(32,510)	(3,250)
Prepaid expenses	-	(24,245)
Other assets	-	(5,568)
Accounts payable and accrued liabilities	2,517,791	1,307,388
Stock payable	-	271,536
Cash used for operating activities-continuing operations	(1,183,849)	(9,865,457)
Depreciation discontinued operations	1,400	-
Gain (loss) on discontinued operations	68,313	(13,207)
Cash provided (used) for operating activities-discontinued operations	69,713	(13,207)
CASH USED BY OPERATING ACTIVITIES	(1,114,136)	(9,878,664)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in business combination	-	666,467
Purchase of property and equipment	(198,428)	-
CASH PROVIDED/(USED) BY INVESTING ACTIVITIES	(198,428)	666,467
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of debt	-	12,400,000
Loan to non-affiliate	-	(250,000)
Principle payment on debt	(20,776)	(1,812)
CASH PROVIDED BY FINANCING ACTIVITIES	(20,776)	12,148,188
Net increase (decrease) in cash	(1,333,340)	2,935,991
Cash, beginning of year	2,978,525	42,534

Cash, end of year	$1,645,185	$2,978,525

Cash paid for income taxes	$-	$-
Cash paid for interest	$283	$208

NON-CASH FINANCING ACTIVITIES:
Stock issued through stock payable	$271,536	$-
Right of use asset financed through payable	$62,903	$-
Warrants discount issued on debt	$-	$5,703,537
Cancellation of preferred series BB	$-	$279
Cancellation of preferred series CC	$-	$83,731
Issuance of preferred series AA for acquisition	$-	$963,866
Issuance of preferred series DD for acquisition	$-	$5,038,576
Discount issued on convertible debt	$-	$1,200,000

The accompanying notes are an integral part of these audited consolidated financial statements.

MESO NUMISMATICS, INC.

NOTES TO CONSOLDIATED FINANCIAL STATEMENTS

December 31, 2022

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

Pursuant to the terms of the Fifth Post Closing Amendment along with the completion of the acquisition of Global Stem Cells Group Inc., the issuance of the 1,000 shares of the Company’s Series CC Convertible Preferred Stock to Lans Holdings Inc. was terminated and replaced with a cash payment as consideration. The Company paid Lans Holdings Inc., by delivery in escrow, an amount equal to USD $8,200,000, which Cash Payment was used by Lans Holdings Inc. for the repurchase of all of its shares of common stock from its common shareholders. The company paid on November 3, 2021 the USD $8,200,000 in cash to an escrow account set up by Lans Holdings Inc.. The $8.2 million was expensed in the income statement as General and Administrative Expense – Related Party for the year ending December 31, 2021.

On October 28, 2022, the Company entered into an Agreement of Conveyance, Transfer and Assignment of Subsidiary with our prior officer and director, Mr. Melvin Pereira, pursuant to which we agreed to sell Mr. Pereira 100% of our interest in Meso Numismatics Corp., a Florida corporation.  In exchange, Mr. Pereira has agreed to assume all of the liabilities of Meso Numismatics, provide whatever financial and other materials needed by us to prepare and complete our financial statements for reporting purposes, and to not disparage our company. The Company reclassified $66,255 of liabilities outstanding resulting in a gain on discontinued operations at December 31, 2022.

As a result of this transaction, we are no longer engaged in the sale of coins, paper currency, bullion and medals and we have moved into what we believe is a more lucrative opportunity for our company,  the operations of Global Stem Cell Group.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Global Stem Cells Group Inc. (since August 18, 2021) and Cellular Hope Institute, wholly-owned subsidiary of Global Stem Cells Group Inc. All significant intercompany transactions have been eliminated in consolidation.

Use of Estimates in Financial Statement Presentation

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant estimates included in these financial statements are associated with accounting for the goodwill, derivative liability, valuation of preferred stock, and for the valuation of assets and liabilities in business combination.

Reclassifications

Certain amounts for the prior year have been revised or reclassified to conform to the current year presentation. No change in net loss resulted from these reclassifications.

Cash and Cash Equivalents

The Company considers all highly liquid accounts with original maturities of three months or less to be cash equivalents. At December 31, 2022 and December 31, 2021, all of the Company’s cash was deposited in major banking institutions. There were no cash equivalents as of December 31, 2022 and December 31, 2021. Our cash balances at financial institutions may exceed the Federal Deposit Insurance Company’s (FDIC) insured limit of $250,000 from time to time.

Accounts Receivable

Accounts receivable are recorded at original invoice amount less an allowance for uncollectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on collectability of accounts receivable and prior bad debt experience. Accounts receivable balances are written off against the allowance upon management’s determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Management believes that credit risks on accounts receivable will not be material to the financial position of the Company or results of operations. The allowance for doubtful accounts was $0 and $0 as of December 31, 2022 and December 31, 2021, respectively.

Intangible Assets

Intangible assets with finite lives are amortized over their estimated useful lives. Intangible assets with indefinite lives are not amortized, but are tested for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment was recognized for the year ended December 31, 2022.

Goodwill

We test our reporting unit for impairment annually at year end or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the carrying amount of a reporting unit exceeds its estimated fair value, we record an impairment loss based on the difference between fair value and carrying amount of the reporting unit, not to exceed to the associated carrying amount of goodwill. No impairment was recognized for the year ended December 31, 2022 and 2021.

Derivative Instruments

The derivative instruments are accounted for as liabilities, the derivative instrument is initially recorded at its fair market value and is then re-valued at each reporting date, with changes in fair value recognized in operations for each reporting period. The Company uses the Monte Carlo option pricing model to value the derivative instruments.

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

The Company’s main sources of revenue are comprised of the following:

●	Training-GSCG offers a Stem Cell & Exosomes Certification Program where physicians attending these training sessions will take advantage of a full review of stem cell biology, characterization and regenerative properties of cells and cell products, cytokines and growth factors and how they can be applied in a clinic setting. The physicians will pay for the training sessions upfront and receives all the material and certificate upon completion of seminar. Completion of the seminar is when control is transferred and when revenue is recognized.

●	Products-Physicians can order SVF Kits through GSCG which includes EC Certificate from Institute for Testing and Certificating, Inc. SVT Kits are paid for upfront and shipped from a third party directly to physicians. Transfer of control is when the product is shipped which is when revenue is recognized.

●	Equipment- Physicians can order equipment through GSCG which includes a warranty from manufacture of equipment. Equipment is paid for upfront and shipped from manufacture directly to physicians. Transfer of control is when the equipment is shipped which is when revenue is recognized.

●	Patient procedures are the treatments GSCG is offering at its Cancun clinic. The transfer of control is when the procedures are completed which is when revenue is recognized.

The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product to a customer or services are provided. Revenue is measured based on the consideration the Company receives in exchange for those products.

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

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. It excludes the dilutive effects of any potentially issuable common shares. The effect of common stock equivalents is anti-dilutive with respect to losses and therefore basic and dilutive is the same.

Diluted net loss per share is calculated by including any potentially dilutive share issuances in the denominator. The following securities are excluded from the calculation of weighted average diluted shares at December 31, 2022 and 2021, respectively, because their inclusion would have been anti-dilutive.

	For the Years Ended December 31,
	2022	2021
Convertible notes outstanding	365,463	75,710
Convertible preferred stock outstanding	39,447,283	37,647,060
Shares underlying warrants outstanding	103,500,000	103,500,000
	143,312,746	141,222,770

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

At December 31, 2022 and December 31, 2021, the carrying amounts of the Company’s financial instruments, including cash, account payables, and accrued expenses, approximate their respective fair value due to the short-term nature of these instruments.

At December 31, 2022 and December 31, 2021, the Company does not have any assets or liabilities except for derivative liabilities related to convertible notes payable required to be measured at fair value in accordance with FASB ASC Topic 820, Fair Value Measurement.

The following presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value as of December 31, 2022 and December 31, 2021:

	Level 1	Level 2	Level 3	Total
December 31, 2022
Derivative liability			6,944	6,944
Total	$-	$-	$6,944	$6,944

December 31, 2021
Derivative liability			20,442	20,422
Total	$-	$-	$20,422	$20,422

Comprehensive Income

The Company records comprehensive income as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Other comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. As of December 31, 2022 and December 31, 2021, the Company had no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Going Concern

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, resulting in an accumulated deficit of $52,176,465 and a working capital deficit of $10,304,670 as of December 31, 2022 and future losses are anticipated. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

(4)	Allocate the transaction price to each performance obligation in the contract

(5)	Recognize revenue when each performance obligation is satisfied

There was no material impact on the Company’s financial statements as a result of adopting Topic 606 for the years ended December 31, 2022 and December 31, 2021.

The Company’s main source of revenue is comprised of the following:

●	Training-GSCG offers a Stem Cell & Exosomes Certification Program where physicians attending these training sessions will take advantage of a full review of stem cell biology, characterization and regenerative properties of cells and cell products, cytokines and growth factors and how they can be applied in a clinic setting. The physicians will pay for the training sessions upfront and receives all the material and certificate upon completion of seminar. Completion of the seminar is when control is transferred and when revenue is recognized.

●	Products-Physicians can order SVF Kits through GSCG which includes EC Certificate from Institute for Testing and Certificating, Inc. SVT Kits are paid for upfront and shipped from a third party directly to physicians. Transfer of control is when the product is shipped which is when revenue is recognized.

●	Equipment- Physicians can order equipment through GSCG which includes a warranty from manufacture of equipment. Equipment is paid for upfront and shipped from manufacture directly to physicians. Transfer of control is when the equipment is shipped which is when revenue is recognized.

●	Patient procedures are the treatments GSCG is offering at its Cancun clinic. The transfer of control is when the procedures are completed which is when revenue is recognized.

The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product to a customer or as services are rendered. Revenue is measured based on the consideration the Company receives in exchange for those products.

The following table presents the Company’s revenue by product category for the years ended December 31, 2022 and 2021:

	For the Years Ended December 31,
	2022	2021
Training	$279,404	$112,970
Product supplies	866,104	209,706
Equipment	163,460	115,211
Patient procedures	221,255	-
Total revenue	$1,530,223	$437,887

Listed below are the revenues, cost of revenues, gross profits, assets and net loss by Company:

	For the Year Ended
	December 31, 2022
	Global Stem	Meso
	Cells Group	Numismatics	Total
Revenue	$1,530,223	$-	$1,530,223
Cost of revenue	653,256	-	653,256
Gross profit	$876,967	$-	$876,966
Gross Profit %	57.31%	0.00%	57.31%

Assets	$1,012,318	$7,067,955	$8,080,273
Net loss	$(399,579)	$(5,107,243)	$(5,506,822)

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

The significant outbreak of COVID-19 resulted in a widespread health crisis that adversely affected the economies and financial markets in which we operate. Restrictions in international travel along with in person meetings limited our training of new customers along with selling them products and equipment which adversely affecting our results of operations and financial condition during 2021 and the first six months of 2022,

NOTE 4 – NOTES PAYABLE

Convertible Notes Payable

On November 25, 2019, Meso Numismatics, Inc. pursuant to the certificate of designation of the Series BB Preferred Stock, elected to exchange the preferred shares for other indebtedness calculated at a price per share equal to $1.20. Upon the Company’s mailing of the Exchange Agreement, the shareholder had the option, within 30 days of such mailing date and subject to the execution of this Agreement to receive the Indebtedness in the form of a convertible note. If the shareholder did not provide the form of a convertible note in writing to Meso Numismatics, Inc. the Indebtedness would automatically be issued in the form of a promissory note. The convertible note agreements bear no interest and have a four (4) year maturity date. The notes may be repaid in whole or in part at any time prior to maturity. There are no shares of common stock issuable upon the execution of the promissory notes. The notes are convertible, at the investors’ sole discretion, into shares of common stock at conversion price equal to the lowest bid price of the Common Stock as reported on the National Quotations Bureau OTC Markets exchange for the three prior trading days including the day upon which a Notice of Conversion is received by the Company. As of December 31, 2019, 81,043 Preferred Series BB shares were exchanged for an aggregate of $97,252 convertible notes. During the years ending December 31, 2022 and December 31, 2021, the Company made $15,000 and $25,000, respectively of payments on the outstanding convertible notes.

The balance of the convertible notes as of December 31, 2022 and December 31, 2021 is as follows:

	December 31,	December 31,
	2022	2021
Convertible notes payable	$57,252	$72,252
Less: Discount	19,833	38,270
Convertible notes payable, net	$37,419	$33,982

During the periods ending December 31, 2022 and December 31, 2021, the Company incurred $18,437 and $19,482, respectively of debt discount amortization expense and made $15,000 and $25,000, respectively of payments on the outstanding convertible notes. As of December 31, 2022 and December 31, 2021, the Company had approximately $0 and $251,144, respectively of accrued interest.

Promissory Notes Payable

During 2015, the Company entered into line of credit with Digital Arts Media Network treated as a promissory note. The promissory note bear interest at ten (10%) and have a one (1) year maturity date. The notes may be repaid in whole or in part at any time prior to maturity. There are no shares of common stock issuable upon the execution of the promissory notes. As of December 31, 2022 and 2021, the principal balance of the outstanding loan was $130,025 and $130,025, respectively and accrued interest of $92,600 and $79,598, respectively..

On November 25, 2019, Meso Numismatics, Inc. pursuant to the certificate of designation of the Series BB, Preferred Stock elected to exchange the preferred shares for other indebtedness calculated at a price per share equal to $1.20. Upon the Company’s mailing of the Exchange Agreement, the shareholder shall have the option, within 30 days of such mailing date and subject to the execution of this Agreement to receive the Indebtedness in the form of a convertible note. Should the shareholder not give the Meso Numismatics, Inc. notice the Indebtedness shall automatically be issued in the form of a promissory note. The promissory note agreements bear no interest and have a four (4) year maturity date with a 20% premium to be paid upon maturity. The notes may be repaid in whole or in part at any time prior to maturity. As of December 31, 2019, 276,723 Preferred Series BB shares were exchange for an aggregate of $332,068 promissory notes. As of December 31, 2022 and 2021, the aggregate loan balances outstanding was $398,482 and $398,482, respectively and unamortized discount of $16,083 and $24,133, respectively.

On December 3, 2019, Melvin Pereira, the CEO, converted 18,500 shares of the 25,000 shares of Series BB preferred stock to acquire one hundred (100%) percent of Meso’s common stock into 250,999 shares of the Company’s common stock and elected to exchange the remaining 6,500 shares of Series BB preferred stock for a promissory note of $7,800, which is shown as a related party note payable on the balance sheet on December 31, 2022 and 2021.

At December 7, 2020 the Company exchanged $5,379,624 of principal, default penalty and accrued but unpaid interest on convertible notes for $5,379,624 promissory notes and cashless warrants to purchase 15,000,000 shares of our common stock with three separate lenders. The new notes have a maturity date of November 23, 2023 and an aggregate principal amount of $5,379,624 shall bear interest at a fifteen (15%) percentage compounded annual interest rate and, as an incentive; we have issued cashless warrants to purchase 15,000,000 shares of our common stock at an exercise price of $0.03 per share in connection with the restructuring. The Company recorded the fair value of the 15,000,000 warrants issued with debt at approximately $262,376 at December 31, 2020 as a discount. Lender is granted security interest and lien in all rights, title and interest in the assets and property of the as collateral. As of December 31, 2022 and 2021, the aggregate loan balances outstanding was $5,379,624 and $5,379,624, respectively and unamortized discount of $81,700 and $169,168, respectively.

On December 9, 2020, the Company entered into a Promissory Debentures with a lender in the amount of $110,000 which bear compounded annual interest at eighteen (15%) percent and have a two (2) year maturity date and cashless warrants to purchase 1,000,000 shares of our common stock. The notes may be repaid in whole or in part at any time prior to maturity. The lender had advanced a total of $100,000, net of discount in the amount of $10,000 to the Company. The Company recorded the fair value of the 1,000,000 warrants issued with debt at approximately $17,491 at December 31, 2020 as a discount.  As of December 31, 2022 and 2021, the outstanding loan balance was $110,000 and $110,000, respectively and unamortized discount of $8,611 and $17,776, respectively.

On January 6, 2021, the Company entered into a Promissory Debentures with a lender in the amount of $1,000,000 which bear interest at eighteen (15%) percent and have a one (1) year maturity date and cashless warrants to purchase 10,000,000 shares of our common stock, at exercise prices of $0.03 per share. The notes may be repaid in whole or in part at any time prior to maturity. The lender had advanced a total of $900,000, net of discount in the amount of $100,000 to the Company. The Company recorded the fair value of the 10,000,000 warrants issued with debt at approximately $237,811 at the date of issuance as a discount. As of December 31, 2022 and 2021, the outstanding loan balance was $1,000,000 and $1,000,000, respectively and unamortized discount of $0.00 and $8,090, respectively. This loan is currently in default.

On June 22, 2021, the Company entered into a Promissory Debentures with a lender in the amount of $11,600,000 which bear interest at twelve (12%) percent and have a three (3) year maturity date and cashless warrants to purchase 70,000,000 shares of our common stock, at exercise prices of $0.10 per share. The notes may be repaid in whole or in part at any time prior to maturity. The lender had advanced a total of $10,500,000, net of discount in the amount of $1,100,000 to the Company. The Company recorded the fair value of the 70,000,000 warrants issued with debt at approximately $5,465,726 at the date the warrants were issued as a discount. Lender is granted senior security interest and lien in all rights, title and interest in the assets and property of the Company as collateral. As of December 31, 2022 and 2021, the outstanding loan balance was $11,600,000 and $11,600,000, respectively and unamortized discount of $4,707,853 and $6,235,095, respectively.

On August 18, 2021, through a Stock Purchase Agreement in which 100% of the outstanding shares of Global Stem Cell Group, Inc. the Company acquired a 2018 Jaguar F-Pace which was acquired from Benito Novas for $45,000 on January 8, 2019 and assumed the related auto loan, with an original loan amount of $20,991 at 8.99% interest for 48 months and monthly payments of $504.94. As of December 31, 2022 and 2021, the principal balance of the outstanding auto loan was $0.00 and $5,776, respectively.

On August 18, 2021, through a Stock Purchase Agreement in which 100% of the outstanding shares of Global Stem Cell Group, Inc. the Company assumed the November 17, 2020, agreement with an Investor for proceeds in the amount of $400,000 treated as a promissory. In exchange for the gross proceeds, the Investor shall receive the right to a perpetual 7.75% (payment percentage) of the revenues of Global Stem Cell Group. The payments of the payment percentage shall be calculated by multiplying the gross quarterly revenues appearing in the financial statements by the payment percentage and treated as accrued interest. Payments shall be made ninety (90) days from the end of each respective fiscal quarter with the first payment to be made on the quarter ending December 31, 2020. Payments may be accrued and deferred if payment would deplete cash, cash equivalent and/or short term investment balances on each respective fiscal quarter by more than twenty (20%) percent. As of December 31, 2022 and 2021, the principal balance of the outstanding loan was $400,000 and $400,000, respectively and accrued interest totals $205,779 and $87,185, respectively. This debt instrument is currently in default due to the non-payment of interest.

On September 20, 2021, the Company entered into a Promissory Debentures with a lender in the amount of $1,100,000 which bear interest at twelve (12%) percent and have a three (3) year maturity date and cashless warrants to purchase 7,500,000 shares of our common stock, at exercise prices of $0.085 per share. The notes may be repaid in whole or in part at any time prior to maturity. The lender had advanced a total of $1,000,000, net of discount in the amount of $100,000 to the Company. The Company recorded the fair value of the 7,500,000 warrants issued with debt at approximately $360,607 at the time of issuance as a discount. As of December 31, 2022 and 2021, the outstanding loan balance was $1,100,000 and $1,100,000, respectively and unamortized discount of $350,416 and $445,140, repectively.

On December 30, 2021, the parties wished to modify the terms of the Promissory Debentures dated July 13, 2020 in the amount of $6,000 and accrued interest in the amount of $1,578 by issuing a new promissory note and extend the date of maturity. In consideration for the new terms, the Promissory Debenture dated December 30, 2021 shall include a five (5%) percent premium for a total of $7,958 which bear interest at twelve (12%) percent and have a seventeen (17) months maturity date. The notes may be repaid in whole or in part at any time prior to maturity. As of December 31, 2022 and 2021, the outstanding loan balance was $7,958 and $7,958, repectively and unamortized discount of $139 and $379, respectively.

On December 30, 2021, the parties wished to modify the terms of the Promissory Debentures dated July 15, 2020 in the amount of $84,000 and accrued interest in the amount of $22,162 by issuing a new promissory note and extend the date of maturity. In consideration for the new terms, the Promissory Debenture dated December 30, 2021 shall include a five (5%) percent premium for a total of $111,470 which bear interest at twelve (12%) percent and have a seventeen (17) months maturity date. The notes may be repaid in whole or in part at any time prior to maturity. As of December 31, 2022 and 2021, the outstanding loan balance was $111,470 and $111,470, respectively and unamortized discount of $1,950 and $5,308, respectively.

The balance of the promissory as of December 31, 2022 and December 31, 2021 is as follows:

	December 31,	December 31,
	2022	2021
Promissory notes payable	$20,237,559	$20,243,335
Less: Discount	5,117,631	6,822,622
Less: Deferred finance costs	49,132	82,466
Promissory notes payable, net	$15,070,796	$13,338,247

During the periods ending December 31, 2022 and December 31, 2021, the Company made $5,776 and $1,812 payments, respectively on the outstanding promissory notes, and recorded $2,898,155 and $1,781,394, respectively of interest expense and $1,738,327 and $874,476, respectively of debt discount amortization expense. As of December 31, 2022 and December 31, 2021, the Company had approximately $4,657,529 and $1,878,251, respectively of accrued interest. As of December 31, 2022 and December 31, 2021, the principal balance of outstanding promissory notes payable was $20,237,559 and $20,243,335, respectively.

Derivatives Liabilities

The Company determined that the convertible notes outstanding as of December 31, 2022 contained an embedded derivative instrument as the conversion price was based on a variable that was not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40.

The Company determined the fair values of the embedded convertible notes derivatives and tainted convertible notes using the lattice valuation model with the following assumptions:

December 31,
2022
Common stock issuable	365,463
Market value of common stock on measurement date	$0.019
Adjusted exercise price	$0.06
Risk free interest rate	4.34%
Instrument lives in years	2.00 Year
Expected volatility	79%
Expected dividend yields	None

At December 7, 2020 the Company exchanged $5,379,624 of principal, default penalty and accrued but unpaid interest on convertible notes for $5,379,624 promissory notes and cashless warrants to purchase 15,000,000 shares of our common stock which eliminated the derivative liability associated with this debt.

The balance of the fair value of the derivative liability as of December 31, 2022 and December 31, 2021 is as follows:

Balance at December 31, 2020	$-
Additions	24,186
Fair value loss	(3,744)
Conversions	-
Balance at December 31, 2021	20,442
Additions	-
Fair value gain	(13,448)
Conversions	-
Balance at December 31, 2022	$6,944

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

At any time prior to November 25, 2022 (“Automatic Conversion Date”) the Company may redeem for cash out of funds legally available therefor, any or all of the outstanding Series CC Convertible Preferred Stock at a price equal to $1,000 per share. If not converted prior, on the Automatic Conversion Date, any and all remaining issued and outstanding shares of Series CC Convertible Preferred Stock shall automatically convert at the Conversion Price, which is a price per share determined by dividing the number of issued and outstanding shares of common stock of the Company on the date of conversion by 1,000 and multiply the results by 0.8.

Each holder of outstanding shares of Series CC Convertible Preferred Stock shall be entitled to convert, prior to the Automatic Conversion Date, part or all of its shares of Series CC Convertible Preferred Stock into a number of fully paid and nonassessable shares of common stock at a price per share determined by dividing the number of issued and outstanding shares of stock of the Company on the date of conversion by 1,000 and multiplying the results by 0.8 conversion price.

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

In consideration for the Assignment, Meso Numismatics, Inc. issued to Lans Holdings Inc. 1,000 shares of its Series CC Convertible Preferred Stock valued at $83,731 calculated based on the conversion provision of the Company’s Articles of Incorporation filed with the Secretary of State in Nevada on November 26, 2019. Shareholders of outstanding shares of Series CC Convertible Preferred Stock shall be entitled to convert part or all of its shares of Series CC Convertible Preferred Stock into a number of fully paid and nonassessable shares of common stock at a price per share determined by dividing the number of issued and outstanding shares of stock of the Company on the date of conversion by 1,000 and multiply the results by 0.8 conversion price.

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

As of December 31, 2022 and December 31, 2021, the Company had no preferred shares of Series CC Preferred Stock issued and outstanding, respectively. During the period of these financial statements, no dividend was declared or paid on the Series CC preferred shares.

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

2021 Transactions

On February 24, 2021, the Company issued 36,232 shares of common stock for consulting services which were valued in the amount of $10,000.

On April 16, 2021, the Company issued 33,772 shares of common stock for consulting services which were valued in the amount of $10,000.

On June 28, 2021, the Company issued 1,092,866 shares of common stock as settlement of the lawsuit, which were valued in the amount of $213,109 (see footnote 8)..

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

On November 30, 2022, the Company issued 193,050 shares of common stock for consulting services which were valued in the amount of $10,000.

As of December 31, 2022 and December 31, 2021, the Company has 12,443,938 and 12,085,125 common shares issued and outstanding, respectively.

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

The following table summarizes the Company’s warrant transactions during the year ended December 31, 2022 and year ended December 2021:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at year ended December 31, 2020	16,000,000	$0.030
Granted	87,500,000	0.091
Exercised	-	-
Expired	-	-
Outstanding at year ended December 31, 2021	103,500,000	$0.082
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at quarter ended December 31, 2022	103,500,000	$0.082

Warrants granted in the year ended December 31, 2020 were valued using the Black Scholes Merton Model with the risk-free interest rate of 0.20%, expected life 3 years, expected dividend rate of 0% and expected volatility ranging of 411.72%.

Warrants granted in the year ended December 31, 2021 were valued using the Black Scholes Merton Model with the risk-free interest rate within ranges between 0.20% to 0.45%, term of 3 years, dividend rate of 0% and historical volatility ranging between, 338.36% to 394.78%. The final value assigned to the warrants was determined using a relative fair value calculation between the amount of warrants and promissory notes.

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

As of December 31, 2022 and December 31, 2021, the Company has 1,050,000 and 1,050,000 preferred shares of Series AA Preferred Stock issued and outstanding, respectively. During the period of these financial statements, no dividend was declared or paid on the Series AA preferred shares.

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

As of December 31, 2022 and December 31, 2021, the Company had no preferred shares of Series BB Preferred Stock issued and outstanding.

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

The $503,072 value of the 896 shares of Series DD Convertible Preferred Stock is based on converting into a number of fully paid and nonassessable shares of common stock determined by multiplying the number of issued and outstanding shares of common stock of the Company on the date of conversion by 3.17 conversion price. The $251,536 value of the 448 shares of Series DD Convertible Preferred Stock was recorded as stock payable at December 31, 2021 and issued on February 18, 2022. The full amount of $503,552 was expensed at the date of grant, as a matter of accounting policy.

As of December 31, 2022 and December 31, 2021, the Company had 9,870 and 9,422 preferred shares of Series DD Convertible Preferred Stock issued and outstanding, respectively. During the period of these financial statements, no dividend was declared or paid on the Series DD preferred shares.

NOTE 7 – RELATED PARTY TRANSACTIONS

In consideration of mutual covenants set forth in the Professional Service Consulting Agreement, Dave Christensen, current Director, President, Chief Executive Officer, Chief Financial Officer and Secretary, shall be compensated monthly based on an annual rate of $90,000 starting January 1, 2022. Additionally, the agreement includes an issuance of 896 shares of Series DD Preferred Stock of the Company. An amount of 448 shares were issued on August 18, 2021 and the remaining 448 were issued on February 18, 2022. Amounts paid to Enterprise Technology Consulting, a Company 100% owned by Dave Christensen, CEO, for consulting services during 2022 and 2021 were $90,000 and $60,000, respectively.

The Company paid Lans Holdings Inc., by delivery in escrow on November 3, 2021, an amount equal to USD $8,200,000. The amount was recorded as an expense for services rendered.

On August 18, 2021, through a Stock Purchase Agreement in which 100% of the outstanding shares of Global Stem Cell Group, Inc. the Company acquired a 2018 Jaguar F-Pace which was acquired from Benito Novas for $45,000 on January 8, 2019 and assumed the related auto loan, with an original loan amount of $20,991 at 8.99% interest for 48 months and monthly payments of $504.94. As of December 31, 2022, the principal balance of the outstanding auto loan was $0.00.

Benito Novas’, (CEO of Global Stem Cell Group, Inc.) brother, sister and nephew provide marketing/administrative and training/R&D services to Global Stem Cells Group and were paid as consultants during 2022 in aggregate $200,390 and from August 18, 2021 to December 31, 2021 in aggregate $101,175.

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

On June 23, 2021, the Company entered into a settlement agreement for an outstanding lawsuit for consideration of $300,000 in cash and 1,092,866 shares of common stock in the amount of $213,109. The $513,109 settlement was offset by the $282,000 which was recorded in accounts payable as of December 31, 2017 resulting in expense of $231,109 during the six months ended June 30, 2021.

On June 28, 2021, the Company paid $300,000 in cash and issued 1,092,866 shares of common stock as settlement of the lawsuit, in the amount of $213,109, resulting in an outstanding balance of $0 as of December 31, 2021.

Per an Agreement between Global Stem Cell Group and a lender dated November 17, 2020, in the event that any of Global Stem Cell Group, and/or the Entities and /or Parent (individually the “Company” and collectively the “Companies”) dispose of any Assets to any party or third party or parties (an “Asset Disposition”), then Global Stem Cell Group shall undertake to cause such party, third party or parties to acquire the perpetual right of a percentage of Global revenues from the Investor. The consideration for the Right shall be equal to the fair value (“FV”) of the Assets at the time of the Asset Disposition (the “Asset Disposition Payment”). The Asset Disposition Payment shall not exceed 27.5% (twenty-seven and a half percent) of the fair market value of the Assets.

During the period ending December 31, 2021, Global Stem Cell Group, Inc. entered into the Cancun lease with HELLIMEX, S.A. DE CV beginning January 16 2022 and ending on January 15, 2024. The property is located in the Tulum Trade Center, consisting of 1,647 square feet with a monthly rent of $2,714 and security deposit of $5,588. During the year ended December 31, 2022 the Company paid $44,097 in rent expense.

NOTE 9 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	December 31, 2022	December 31, 2021
Computer and office equipment (5 year useful life)	$149,196	$66,445
Leasehold improvements (2 year useful life)	133,208	-
Less: accumulated depreciation	(96,135)	(43,536)
Total property and equipment, net	$186,269	$22,909

Depreciation expense for the years ended December 31, 2022 and December 31, 2021 was $55,199 and $40,858, respectively.

We evaluate the carrying value of long-lived assets for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Further testing of specific assets or grouping of assets is required when undiscounted future cash flows associated with the assets is less than their carrying amounts. An asset is considered to be impaired when the anticipated undiscounted future cash flows of an asset group are estimated to be less than its carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows. We recorded no impairment of long-lived assets for the year ended December 31, 2022.

NOTE 10 – ACQUISITION

On August 18, 2021, through a Stock Purchase Agreement, 100% of the outstanding shares of Global Stem Cell Group, Inc. were acquired for $225,000 in cash, the issuance of 1,000,000 shares of preferred series AA stock and the issuance of 8,974 shares of preferred series DD stock.

The preliminary purchase price for the merger was determined to be $6.229 million, which consists of (i) 1 million shares of Series AA preferred stock valued at approximately $964,000, (ii) 8,974 shares of Series DD preferred stock valued at approximately $5.04 million and (iii) $225,000 in cash of which $175,000 was advanced in prior to closing of the transaction.

The Company accounted for the Stock Purchase Agreement as a business combination under the acquisition method of accounting. Under ASC 805 Business Combinations, determination of the accounting acquirer follows the requirements for control contained within ASC 810 Consolidations. Meso Numismatics, Inc. was determined to be the accounting acquirer based upon the terms of the Stock Purchase Agreement and other factors including the voting provisions contained within the Series AA preferred stock. Those voting provisions require that for (1) any change of control or (2) for any change in directors that the Series AA can only vote in a unanimous fashion. As a result of the acquisition Benito Novas was issued 1,000,000 Series AA Preferred Stock.

David Christensen the CEO of the Company currently owns 50,000 shares of Series AA Preferred Stock. The total number of the outstanding Series AA Preferred shares was 1,050,000 as of December 31, 2022 and 2021.

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

The Fair Value of the intangible assets as of the Valuation Date is reasonably represented as:

	December 31, 2022	December 31, 2021
Tradename - Trademarks	$87,700	$87,700
Intellectual Property / Licenses	363,000	363,000
Customer Base	37,000	37,000
Intangible assets	487,700	487,700
Less: accumulated amortization	(133,616)	(36,076)
Total intangible assets, net	$354,084	$451,624

Amortization is computed on straight-line method based on estimated useful lives of 5 years. During the year ended December 31, 2022 and 2021, the Company recorded amortization expense of the intellectual property of $97,540 and $36,076, respectively.

NOTE 12 – INCOME TAXES

Due to the Company’s net losses, there were no provisions for income taxes for the years ended December 31, 2022 and 2021. The difference between the income tax expense of zero shown in the statement of operations and pre-tax book net loss times the federal statutory rate of 21% is due to the change in the valuation allowance.

The benefit for income taxes differed from the amount computed using the U. S federal income tax rate of 21% for December 31, 2022, as follows

2022
Income tax (benefit)	$(1,156,433)
Non-deductible	353,840
Change in valuation allowance	802,593
Income tax (benefit) per financial statements	$-

Deferred income tax assets as of December 31, 2022 and 2021 were as follows:

	December 31, 2022	December 31, 2021
Deferred Tax Assets:
Net operating losses	$4,421,887	$3,619,294
Less valuation allowance	(4,421,887)	(3,619,294)
Total deferred tax assets	$-	$-

The Company has recorded a full allowance against its deferred tax assets as of December 31, 2022 and 2021 because management determined that it is not more-likely-than not that those assets will be realized. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

For federal income tax purposes, the Company has a net operating loss carry forward of approximately $22,240,131 at December 31, 2022, which expires commencing in 2037.

NOTE 13 – OPERATING LEASES

During the period ending December 31, 2021, Global Stem Cell Group, Inc. entered into the Cancun lease with HELLIMEX, S.A. DE CV beginning January 16, 2022 and ending on January 15, 2024. The property is located in the Tulum Trade Center, consisting of 1,647 square feet with a monthly rent of $2,714 and a security deposit of $5,588.

In January 2022, the Company began the buildout of the clinic and began to order equipment. The Cancun facility was inaugurated in May 2022 and is accredited both by the Mexican General Health Council and Cofepris (Mexican FDA).

The following table summarizes the Company’s undiscounted cash payment obligations for its non-cancelable lease liabilities through the end of the expected term of the lease:

2023	$32,568
2024	2,714
2025	-
2026	-
2027	-
Total undiscounted cash payments	35,282
Less interest	(1,319)
Present value of payments	$33,963

NOTE 14 – GOODWILL

On August 18, 2021, through a Stock Purchase Agreement, 100% of the outstanding shares of Global Stem Cell Group, Inc. were acquired for $225,000 in cash, the issuance of 1,000,000 shares of preferred series AA stock and the issuance of 8,974 shares of preferred series DD stock.

The preliminary purchase price for the merger was determined to be $6.229 million, which consists of (i) 1 million shares of Series AA preferred stock valued at approximately $964,000, (ii) 8,974 shares of Series DD preferred stock valued at approximately $5.04 million and (iii) $225,000 in cash of which $175,000 was advanced prior to closing of the transaction (See Note 10).

Under the acquisition method, the purchase price must be allocated to the reporting units net assets acquired, inclusive of intangible assets, with any excess fair value recorded to goodwill. The goodwill, which is not deductible for tax purposes, is attributable to the assembled workforce of Global Stem Cells Group, planned growth in new markets, and synergies expected to be achieved from the combined operations of Meso Numismatics, Inc. and Global Stem Cells Group.

The following table summarizes the Company’s carrying amount of goodwill during the years ended December 31, 2022 and December 31, 2021:

Goodwill
Balance at December 31, 2020	$-
Acquisition	5,805,438
Impairment	-
Balance at December 31, 2021	$5,805,438
Acquisition	-
Impairment	-
Balance at December 31, 2022	$5,805,438

During each fiscal year, we periodically assess whether any indicators of impairment exist which would require us to perform an interim impairment review. As of each interim period end during each fiscal year, we concluded that a triggering event had not occurred that would more likely than not reduce the fair value of our reporting unit below their carrying values. We performed our annual test of goodwill for impairment as of December 31, 2022. The results of the goodwill impairment test indicated that the fair value of the reporting unit was in excess of the carrying value, and, thus, we did not require an impairment charge.

NOTE 15 – DISCONTINUED OPERATIONS

On October 28, 2022, we entered into an Agreement of Conveyance, Transfer and Assignment of Subsidiary with our prior officer and director, Mr. Melvin Pereira, pursuant to which we agreed to sell Mr. Pereira 100% of our interest in Meso Numismatics Corp., a Florida corporation.  In exchange, Mr. Pereira has agreed to assume all of the liabilities of Meso Numismatics, provide whatever financial and other materials needed by us to prepare and complete our financial statements for reporting purposes, and to not disparage our company. The Company reclassified $68,313 of liabilities outstanding resulting in a gain on discontinued operations at December 31, 2022.

As a result of this transaction, we are no longer engaged in the sale of coins, paper currency, bullion and medals and we have moved into what we believe is a more lucrative opportunity for our company,  the operations of Global Stem Cell Group.

NOTE 16 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, we have analyzed events and transactions that occurred subsequent to December 31, 2022 through the date these financial statements were issued and have determined that we do not have any other material subsequent events to disclose or recognize in these financial statements.