Form 10-Q
period 2023-03-31
MESO NUMISMATICS, INC.
filed 2023-05-22
CIK 1760026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

or

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

As of May 12, 2023, there were 12,443,938 shares outstanding of the registrant’s common stock.

MESO NUMISMATICS, INC.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MESO NUMISMATICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)	*
ASSETS
Current assets
Cash and cash equivalents	$1,636,624	$1,645,185
Accounts receivable	102,761	49,766
Total current assets	1,739,385	1,694,951
Property and equipment, net	159,512	186,269
Other assets	5,568	5,568
Intangible assets, net	329,699	354,084
Right of use asset, net	26,374	33,963
Goodwill	5,805,438	5,805,438
Total assets	$8,065,976	$8,080,273

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$374,007	$245,463
Accrued interest	5,430,744	4,657,530
Customer advances	20,508	10,450
Derivative liability	5,017	6,944
Lease liability, current portion	26,374	32,568
Notes payable, net	7,070,172	7,046,666
Total current liabilities	12,926,822	11,999,621

Long term liabilities
Lease liability, net of current portion	—	1,395
Convertible notes payable, net of discount	28,308	37,419
Notes payable – related parties	7,800	7,800
Notes payable, net of discount	8,755,585	8,016,330
Total liabilities	21,718,515	20,062,565

Stockholders’ deficit
Preferred stock, $0.001 par value 1,050,000 shares authorized as Series AA; 1,050,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	1,050	1,050
Preferred stock, $0.001 par value; 10,000 shares authorized as Series DD; 9,870 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	10	10
Common stock, $0.001 par value; 6,500,000,000 shares authorized; 14,046,252 shares issued and 12,443,938 shares outstanding as of March 31, 2023 and December 31, 2022, respectively	12,444	12,444
Additional paid in capital	40,180,669	40,180,669
Accumulated deficit	(53,846,712)	(52,176,465)
Total stockholders’ deficit	(13,652,539)	(11,982,292)
Total liabilities and stockholders’ deficit	$8,065,976	$8,080,273

*	Derived from audited information

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MESO NUMISMATICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Revenue	$786,198	$298,748
Cost of revenue	249,397	192,484
Gross profit	536,801	106,264

Operating expenses
Advertising and marketing	141,637	54,541
Professional fees	209,371	395,739
Officer compensation	22,500	22,500
Depreciation and amortization expense	56,628	26,777
Investor relations	2,250	47,250
General and administrative	178,626	101,847
Total operating expenses	611,012	648,654

Other income (expense)
Interest expense	(1,600,426)	(1,140,529)
Gain on derivative financial instruments	1,927	6,079
Gain on settlement of debt	2,463	-
Loss from continuing operations	(1,670,247)	(1,676,840)

Discontinued operations:
Loss on sale of discontinued operations	-	(124)
Loss from discontinued operations	-	(124)
Net loss	$(1,670,247)	$(1,676,964)

Basic and diluted earnings (loss)per share from:
Continuing operations	$(0.13)	$(0.14)
Discontinued operations	-	-
Net loss per common share, basic and diluted	$(0.13)	$(0.14)

Weighted average number of common shares outstanding, basic and diluted	12,443,938	12,091,905

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MESO NUMISMATICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2023

(Unaudited)

	Series AA Preferred Stock		Series DD Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2022	1,050,000	$1,050	9,870	$10	12,443,938	$12,444	$40,180,669	$(52,176,465)	$(11,982,292)
Net loss	-	-	-		-	-	-	(1,670,247)	(1,670,247)
Balance, March 31, 2023	1,050,000	$1,050	9,870	$10	12,443,938	$12,444	$40,180,669	$(53,846,712	$(13,652,539)

For the Three Months Ended March 31, 2022

	Series AA Preferred Stock		Series DD Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2021	1,050,000	$1,050	9,422	$10	12,085,125	$12,086	$39,899,491	$(46,669,644)	$(6,757,007)
Issuance of common stock for services	-	-	-	-	76,278	76	9,924	-	10,000
Issuance of preferred series DD for services-related party	-	-	448	-	-	-	251,536	-	251,536
Net loss	-	-	-		-	-	-	(1,676,964)	(1,676,964)
Balance, March 31, 2022	1,050,000	$1,050	9,870	$10	12,161,403	$12,162	$40,160,951	$(48,346,608)	$(8,172,435)

The accompanying notes are an integral part of these audited consolidated financial statements

MESO NUMISMATICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(1,670,247)	$(1,676,840)
Non-cash adjustments to reconcile net loss to net cash:
Amortization of debt discount	765,963	445,328
Depreciation and amortization expense	56,628	26,777
Gain from changes in derivative liability fair values	(1,927)	(6,079)
Gain from settlement of debt	(2,463)	-
Changes in operating assets and liabilities:
Accounts receivable	(52,995)	(42,928)
Prepaid expenses	-	(97,087)
Accounts payable and accrued liabilities	911,816	834,647
Cash provided (used) for operating activities-continuing operations	6,775	(516,182)
Depreciation on discontinued operations	-	200
Loss on discontinued operations	-	(124)
Cash provided for operating activities-discontinuing operations	-	76
CASH PROVIDED (USED) BY OPERATING ACTIVITIES	6,775	(516,106)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(5,486)	-
CASH USED BY INVESTING ACTIVITIES	(5,486)	-
CASH FLOWS FROM FINANCING ACTIVITIES
Principle payment on debt	(9,850)	(1,396)
CASH USED BY FINANCING ACTIVITIES	(9,850)	(1,396)
Net decrease in cash	(8,561)	(517,502)
Cash, beginning of year	1,645,185	2,978,525

Cash, end of year	$1,636,624	$2,461,023

Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$118

NON-CASH FINANCING ACTIVITIES:
Issuance of preferred series DD	$-	$251,536

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MESO NUMISMATICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

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

On November 16, 2016, the Company entered into an Agreement and Plan of Merger between the Company and Meso Numismatics Corp. (“Meso”). The acquisition of Meso is to support the Company’s overall mission of specializing in ventures related to Central America and the Latin countries of the Caribbean; not limited to tourism. Meso is a small but scalable numismatics operation that the Company can leverage for low-cost cost revenues and product marketing.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Global Stem Cells Group Inc. (since August 18, 2021) and Cellular Hope Institute, wholly-owned subsidiary of Global Stem Cells Group Inc. These condensed consolidated financial statements have been prepared and, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the consolidated financial position and the consolidated statements of income and consolidated cash flows for the periods presented in conformity with generally accepted accounting principles for interim consolidated financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X, Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2022, filed on April 14, 2023, which can be found at www.sec.gov. All significant intercompany transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid accounts with original maturities of three months or less to be cash equivalents. At March 31, 2023 and December 31, 2022, all of the Company’s cash was deposited in major banking institutions. There were no cash equivalents as of March 31, 2023 and December 31, 2022. Our cash balances at financial institutions may exceed the Federal Deposit Insurance Company’s (FDIC) insured limit of $250,000 from time to time.

Accounts Receivable

Accounts receivable are recorded at original invoice amount less an allowance for uncollectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on collectability of accounts receivable and prior bad debt experience. Accounts receivable balances are written off against the allowance upon management’s determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Management believes that credit risks on accounts receivable will not be material to the financial position of the Company or results of operations. The allowance for doubtful accounts was $0 and $0 as of March 31, 2023 and December 31, 2022, respectively.

Intangible Assets

Intangible assets with finite lives are amortized over their estimated useful lives. Intangible assets with indefinite lives are not amortized, but are tested for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment was recognized for the three months ended March 31, 2023 and the year ended December 31, 2022.

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

Goodwill

We test our reporting unit for impairment annually at year end or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the carrying amount of a reporting unit exceeds its estimated fair value, we record an impairment loss based on the difference between fair value and carrying amount of the reporting unit, not to exceed to the associated carrying amount of goodwill. No impairment was recognized for the three months ended March 31, 2023 and the year ended December 31, 2022.

Derivative Instruments

The derivative instruments are accounted for as liabilities, the derivative instrument is initially recorded at its fair market value and is then re-valued at each reporting date, with changes in fair value recognized in operations for each reporting period. The Company uses the Monte Carlo option pricing model to value the derivative instruments.

Revenue Recognition

The Company recognizes revenue from the sale of products under ASC 606 by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

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

Diluted net loss per share is calculated by including any potentially dilutive share issuances in the denominator. The following securities are excluded from the calculation of weighted average diluted shares at March 31, 2023 and December 31, 2022, respectively, because their inclusion would have been anti-dilutive.

	March 31,	December 31,
	2023	2022
Convertible notes outstanding	244,851	365,463
Convertible preferred stock outstanding	39,447,283	39,447,283
Shares underlying warrants outstanding	103,500,000	103,500,000
	143,192,134	143,312,746

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

At March 31, 2023 and December 31, 2022, the carrying amounts of the Company’s financial instruments, including cash, account payables, and accrued expenses, approximate their respective fair value due to the short-term nature of these instruments.

At March 31, 2023 and December 31, 2022, the Company does not have any assets or liabilities except for derivative liabilities related to convertible notes payable required to be measured at fair value in accordance with FASB ASC Topic 820, Fair Value Measurement.

The following presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value as of March 31, 2023 and December 31, 2022:

	Level 1	Level 2	Level 3	Total
March 31, 2023
Derivative liability	-	-	5,017	5,017
Total	$-	$-	$5.017	$5,017

December 31, 2022
Derivative liability	-	-	6,944	6,944
Total	$-	$-	$6,944	$6,944

Comprehensive Income

The Company records comprehensive income as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Other comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. As of March 31, 2023 and December 31, 2022, the Company had no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

New Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional expedient and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In response to the concerns about structural risks of interbank offered rates and, particularly, the risk of cessation of the London Interbank Offered Rate (“LIBOR”), regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction-based and less susceptible to manipulation. The ASU provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform—Scope, which clarified the scope and application of the original guidance. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform—Deferral of the Sunset Date of Topic 848. This update extends the sunset provision of ASU 2020-04 to December 31, 2024. The Company has not yet adopted this ASU and is evaluating the effect of adopting this new accounting guidance.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For companies that qualified as Smaller Reporting Companies as defined by the SEC as of November 19, 2019, ASU 2016-13 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company is evaluating the impact of the guidance on its financial statements.

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

Going Concern

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, resulting in an accumulated deficit of $53,846,712 and a working capital deficit of $11,187,438 as of March 31, 2023 and future losses are anticipated. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – REVENUE RECOGNITION

The Company recognizes revenue from the sales of products under ASC 606 by applying the following steps:

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

The following table presents the Company’s revenue by product category for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,
	2023	2022
Training	$181,320	$53,394
Product supplies	433,673	154,817
Equipment	93,690	90,537
Patient procedures	77,515	-
Total revenue	$786,198	$298,748

Listed below are the revenues, cost of revenues, gross profits, assets and net loss by Company:

	For the Three Months Ended
	March 31, 2023
	Global Stem	Meso
	Cells Group	Numismatics	Total
Revenue	$786,198	$-	$786,198
Cost of revenue	249,397	-	249,397
Gross profit	$536,801	$-	$536,802
Gross Profit %	68.28%	0.00%	68.28%

Assets	$1,155,952	$6,910,024	$8,065,976
Net loss	$(3,262)	$(1,666,985)	$(1,670,247)

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

The significant outbreak of COVID-19 resulted in a widespread health crisis that adversely affected the economies and financial markets in which we operate. Restrictions in international travel along with in person meetings limited our training of new customers along with selling them products and equipment which adversely affecting our results of operations and financial condition during 2021 and the first six months of 2022,

During the fourth quarter of 2022 and into 2023 we started recovering from the COVID-19 pandemic with restrictions in international travel removed along with the opening of the Cancun facility in the second half of 2022, which provided a facility for physicians to come for training and preform patient procedures.

NOTE 4 – NOTES PAYABLE

Convertible Notes Payable

On November 25, 2019, Meso Numismatics, Inc. pursuant to the certificate of designation of the Series BB Preferred Stock, elected to exchange the preferred shares for other indebtedness calculated at a price per share equal to $1.20. Upon the Company’s mailing of the Exchange Agreement, the shareholder had the option, within 30 days of such mailing date and subject to the execution of this Agreement to receive the Indebtedness in the form of a convertible note. If the shareholder did not give the Meso Numismatics, Inc. notice the Indebtedness shall automatically was issued in the form of a promissory note. The convertible note agreements bear no interest and have a four (4) year maturity date. The notes may be repaid in whole or in part at any time prior to maturity. There are no shares of common stock issuable upon the execution of the promissory notes. The notes are convertible, at the investors’ sole discretion, into shares of common stock at conversion price equal to the lowest bid price of the Common Stock as reported on the National Quotations Bureau OTC Markets exchange for the three prior trading days including the day upon which a Notice of Conversion is received by the Company. As of December 31, 2019, 81,043 Preferred Series BB shares were exchange for an aggregate of $97,252 convertible notes. During the periods ending March 31, 2023 and December 31, 2022, the Company made payments of $9,850 and $15,000, respectively, on the outstanding convertible notes.

The balance of the convertible notes as of March 31, 2023 and December 31, 2022 is as follows:

	March 31,	December 31,
	2023	2022
Convertible notes payable	$44,939	$57,252
Less: Discount	(16,631)	(19,833)
Convertible notes payable, net	$28,308	$37,419

During the periods ending March 31, 2023 and December 31, 2022, the Company incurred $3,202 and $18,437, respectively of debt discount amortization expense and made payments of $9,850 and $15,000, respectively, on the outstanding convertible notes. As of March 31, 2023 and December 31, 2022, the Company had no accrued interest.

Promissory Notes Payable

During 2015, the Company entered into line of credit with Digital Arts Media Network treated as a promissory note. The promissory note bear interest at ten (10%) and have a one (1) year maturity date. The notes may be repaid in whole or in part at any time prior to maturity. There are no shares of common stock issuable upon the execution of the promissory notes. As of March 31, 2023 and December 31, 2022, the principal balance of the outstanding loan was $130,025 and $130,025, respectively, and accrued interest of $95,806 and $92,600, respectively.

On November 25, 2019, Meso Numismatics, Inc. pursuant to the certificate of designation of the Series BB, Preferred Stock elected to exchange the preferred shares for other indebtedness calculated at a price per share equal to $1.20. Upon the Company’s mailing of the Exchange Agreement, the shareholder shall have the option, within 30 days of such mailing date and subject to the execution of this Agreement to receive the Indebtedness in the form of a convertible note. Should the shareholder not give the Meso Numismatics, Inc. notice the Indebtedness shall automatically be issued in the form of a promissory note. The promissory note agreements bear no interest and have a four (4) year maturity date with a 20% premium to be paid upon maturity. The notes may be repaid in whole or in part at any time prior to maturity. As of December 31, 2019, 276,723 Preferred Series BB shares were exchange for an aggregate of $332,068 promissory notes. As of March 31, 2023 and December 31, 2022, the aggregate loan balances outstanding was $398,482 and $398,482, respectively, and unamortized discount of $14,098 and $16,083, respectively.

On December 3, 2019, Melvin Pereira, the prior CEO, converted 18,500 shares of the 25,000 shares of Series BB preferred stock to acquire one hundred (100%) percent of Meso’s common stock into 250,999 shares of the Company’s common stock and elected to exchange the remaining 6,500 shares of Series BB preferred stock for a promissory note of $7,800, which is shown as a related party note payable on the balance sheet on March 31, 2023 and December 31, 2022.

At December 7, 2020 the Company exchanged $5,379,624 of principal, default penalty and accrued but unpaid interest on convertible notes for $5,379,624 promissory notes and cashless warrants to purchase 15,000,000 shares of our common stock with three separate lenders. The new notes have a maturity date of November 23, 2023 and an aggregate principal amount of $5,379,624 shall bear interest at a fifteen (15%) percentage compounded annual interest rate and, as an incentive; we have issued cashless warrants to purchase 15,000,000 shares of our common stock at an exercise price of $0.03 per share in connection with the restructuring. The Company recorded the fair value of the 15,000,000 warrants issued with debt at approximately $262,376 at December 31, 2020 as a discount. Lender is granted security interest and lien in all rights, title and interest in the assets and property of the as collateral. As of March 31, 2023 and December 31, 2022, the aggregate loan balances outstanding was $5,379,624 and $5,379,624, respectively, and unamortized discount of $61,282 and $81,700, respectively.

On December 9, 2020, the Company entered into a Promissory Debentures with a lender in the amount of $110,000 which bear compounded annual interest at fifteen (15%) percent and have a two (2) year maturity date and cashless warrants to purchase 1,000,000 shares of our common stock. The notes may be repaid in whole or in part at any time prior to maturity. The lender had advanced a total of $100,000, net of discount in the amount of $10,000 to the Company. The Company recorded the fair value of the 1,000,000 warrants issued with debt at approximately $17,491 at December 31, 2020 as a discount.  As of March 31, 2023 and December 31, 2022, the outstanding loan balance was $110,000 and $110,000, respectively, and unamortized discount of $6,420 and $8,611, respectively.

On January 6, 2021, the Company entered into a Promissory Debentures with a lender in the amount of $1,000,000 which bear interest at fifteen (15%) percent and have a one (1) year maturity date and cashless warrants to purchase 10,000,000 shares of our common stock, at exercise prices of $0.03 per share. The notes may be repaid in whole or in part at any time prior to maturity. The lender had advanced a total of $900,000, net of discount in the amount of $100,000 to the Company. The Company recorded the fair value of the 10,000,000 warrants issued with debt at approximately $237,811 at the date of issuance as a discount. As of March 31, 2023 and December 31, 2022, the outstanding loan balance was $1,000,000 and $1,000,000, respectively, and unamortized discount of $0.00 and $0.00, respectively. This loan is currently in default.

On June 22, 2021, the Company entered into a Promissory Debentures with a lender in the amount of $11,600,000 which bear interest at twelve (12%) percent and have a three (3) year maturity date and cashless warrants to purchase 70,000,000 shares of our common stock, at exercise prices of $0.10 per share. The notes may be repaid in whole or in part at any time prior to maturity. The lender had advanced a total of $10,500,000, net of discount in the amount of $1,100,000 to the Company. The Company recorded the fair value of the 70,000,000 warrants issued with debt at approximately $5,465,726 at the date the warrants were issued as a discount. Lender is granted senior security interest and lien in all rights, title and interest in the assets and property of the Company as collateral. As of March 31, 2023 and December 31, 2022, the outstanding loan balance was $11,600,000 and $11,600,000, respectively, and unamortized discount of $4,012,842 and $4,707,853, respectively.

On August 18, 2021, through a Stock Purchase Agreement in which 100% of the outstanding shares of Global Stem Cell Group, Inc. the Company acquired a 2018 Jaguar F-Pace which was acquired from Benito Novas for $45,000 on January 8, 2019 and assumed the related auto loan, with an original loan amount of $20,991 at 8.99% interest for 48 months and monthly payments of $504.94. As of March 31, 2023 and December 31, 2022, the principal balance of the outstanding auto loan was $0.00 and $0.00, respectively.

On August 18, 2021, through a Stock Purchase Agreement in which 100% of the outstanding shares of Global Stem Cell Group, Inc. the Company assumed the November 17, 2020, agreement with an Investor for proceeds in the amount of $400,000 treated as a promissory. In exchange for the gross proceeds, the Investor shall receive the right to a perpetual 7.75% (payment percentage) of the revenues of Global Stem Cell Group. The payments of the payment percentage shall be calculated by multiplying the gross quarterly revenues appearing in the financial statements by the payment percentage and treated as accrued interest. Payments shall be made ninety (90) days from the end of each respective fiscal quarter with the first payment to be made on the quarter ending December 31, 2020. Payments may be accrued and deferred if payment would deplete cash, cash equivalent and/or short-term investment balances on each respective fiscal quarter by more than twenty (20%) percent. As of March 31, 2023 and December 31, 2022, the principal balance of the outstanding loan was $400,000 and $400,000, respectively, and accrued interest totals $266,710 and $205,779, respectively. This debt instrument is currently in default due to the non-payment of interest.

On September 20, 2021, the Company entered into a Promissory Debentures with a lender in the amount of $1,100,000 which bear interest at twelve (12%) percent and have a three (3) year maturity date and cashless warrants to purchase 7,500,000 shares of our common stock, at exercise prices of $0.085 per share. The notes may be repaid in whole or in part at any time prior to maturity. The lender had advanced a total of $1,000,000, net of discount in the amount of $100,000 to the Company. The Company recorded the fair value of the 7,500,000 warrants issued with debt at approximately $360,607 at the time of issuance as a discount. As of March 31, 2023 and December 31, 2022, the outstanding loan balance was $1,100,000 and $1,100,000, respectively, and unamortized discount of $308,157 and $350,416, respectively.

On December 30, 2021, the parties wished to modify the terms of the Promissory Debentures dated July 13, 2020 in the amount of $6,000 and accrued interest in the amount of $1,578 by issuing a new promissory note and extend the date of maturity. In consideration for the new terms, the Promissory Debenture dated December 30, 2021 shall include a five (5%) percent premium for a total of $7,958 which bear interest at twelve (12%) percent and have a seventeen (17) months maturity date. The notes may be repaid in whole or in part at any time prior to maturity. As of March 31, 2023 and December 31, 2022, the outstanding loan balance was $7,958 and $7,958, respectively, and unamortized discount of $80 and $139, respectively.

On December 30, 2021, the parties wished to modify the terms of the Promissory Debentures dated July 15, 2020 in the amount of $84,000 and accrued interest in the amount of $22,162 by issuing a new promissory note and extend the date of maturity. In consideration for the new terms, the Promissory Debenture dated December 30, 2021 shall include a five (5%) percent premium for a total of $111,470 which bear interest at twelve (12%) percent and have a seventeen (17) months maturity date. The notes may be repaid in whole or in part at any time prior to maturity. As of March 31, 2023 and December 31, 2022, the outstanding loan balance was $111,470 and $111,470, respectively, and unamortized discount of $1,122 and $1,950, respectively.

The balance of the promissory as of March 31, 2023 and December 31, 2022 is as follows:

	March 31,	December 31,
	2023	2022
Promissory notes payable	$20,237,559	$20,237,559
Less: Discount	(4,363,089)	(5,117,631)
Less: Deferred finance costs	(40,913)	(49,132)
Promissory notes payable, net	$15,833,557	$15,070,796

During the periods ending March 31, 2023 and December 31, 2022, the Company made $0 and $5,776 payments, respectively on the outstanding promissory notes, and recorded $773,214 and $2,898,155, respectively of interest expense and $762,761 and $1,738,327, respectively of debt discount amortization expense. As of March 31, 2023 and December 31, 2022, the Company had approximately $5,430,743 and $4,657,529, respectively, of accrued interest. As of March 31, 2023 and December 31, 2022, the principal balance of outstanding promissory notes payable was $20,237,559 and $20,237,559, respectively

Derivatives Liabilities

The Company determined that the convertible notes outstanding as of March 31, 2023 contained an embedded derivative instrument as the conversion price was based on a variable that was not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40.

The Company determined the fair values of the embedded convertible notes derivatives and tainted convertible notes using the lattice valuation model with the following assumptions:

March 31,
2023
Common stock issuable	244,851
Market value of common stock on measurement date	$0.0205
Adjusted exercise price	$0.06
Risk free interest rate	4.33%
Instrument lives in years	1.75 Year
Expected volatility	74%
Expected dividend yields	None

At December 7, 2020 the Company exchanged $5,379,624 of principal, default penalty and accrued but unpaid interest on convertible notes for $5,379,624 promissory notes and cashless warrants to purchase 15,000,000 shares of our common stock which eliminated the derivative liability associated with this debt.

The balance of the fair value of the derivative liability as of March 31, 2023 and December 31, 2022 is as follows:

Balance at December 31, 2021	$20,442
Additions	-
Fair value loss	(10,856)
Conversions	(2,642)
Balance at December 31, 2022	6,944
Additions	-
Fair value gain	(579)
Conversions	(1,348)
Balance at March 31, 2023	$5,017

NOTE 5 – STOCKHOLDERS EQUITY

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

As of March 31, 2023 and December 31, 2022, the Company has 12,443,938 and 12,443,938 common shares issued and outstanding, respectively.

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

The following table summarizes the Company’s warrant transactions during the three months ended March 31, 2023 and the year ended December 31, 2022:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at year ended December 31, 2021	103,500,000	$0.082
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at year ended December 31, 2022	103,500,000	$0.082
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at quarter ended March 31, 2023	103,500,000	$0.082

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

As of March 31, 2023 and December 31, 2022, the Company has 1,050,000 and 1,050,000 preferred shares of Series AA Preferred Stock issued and outstanding, respectively. During the period of these financial statements, no dividend was declared or paid on the Series AA preferred shares.

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

As of December 31, 2022 and December 31, 2021, the Company had no preferred shares of Series BB Preferred Stock issued and outstanding

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

As of March 31, 2023 and December 31, 2022, the Company had 9,870 and 9,870 preferred shares of Series DD Convertible Preferred Stock issued and outstanding, respectively. During the period of these financial statements, no dividend was declared or paid on the Series DD preferred shares.

NOTE 6 – RELATED PARTY TRANSACTIONS

In consideration of mutual covenants set forth in the Professional Service Consulting Agreement, Dave Christensen, current Director, President, Chief Executive Officer, Chief Financial Officer and Secretary, shall be compensated monthly based on an annual rate of $90,000 starting January 1, 2022. Additionally, the agreement includes an issuance of 896 shares of Series DD Preferred Stock of the Company. An amount of 448 shares were issued on August 18, 2021 and the remaining 448 were issued on February 18, 2022. Amounts paid to Enterprise Technology Consulting, a Company 100% owned by Dave Christensen, CEO, for consulting services during the three months ended March 31, 2023 and the year ended December 31, 2022 were $22,500 and $90,000, respectively.

On August 18, 2021, through a Stock Purchase Agreement in which 100% of the outstanding shares of Global Stem Cell Group, Inc. the Company acquired a 2018 Jaguar F-Pace which was acquired from Benito Novas for $45,000 on January 8, 2019 and assumed the related auto loan, with an original loan amount of $20,991 at 8.99% interest for 48 months and monthly payments of $504.94. As of March 31, 2023 and December 31, 2022, the principal balance of the outstanding auto loan was $0.00.

Benito Novas’, (CEO of Global Stem Cell Group, Inc.) brother, sister and nephew provide marketing/administrative and training/R&D services to Global Stem Cells Group and were paid as consultants during the three months ended March 31, 2023 in aggregate $101,158 and the year ended December 31, 2022 in aggregate $200,390.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

During the period ending December 31, 2021, Global Stem Cell Group, Inc. entered into the Cancun lease with HELLIMEX, S.A. DE CV beginning January 16 2022 and ending on January 15, 2024. The property is located in the Tulum Trade Center, consisting of 1,647 square feet with a monthly rent of $2,714 and security deposit of $5,588. During the three months ended March 31, 2023 and the year ended December 31, 2022 the Company paid $11,062 and $44,097, respectively in rent expense.

NOTE 8 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	March 31, 2023	December 31, 2022
Computer, equipment and vehicles (5 year useful life)	$154,682	$149,196
Leasehold improvements (2 year useful life)	133,208	133,208
Less: accumulated depreciation	(128,378)	(96,135)
Total property and equipment, net	$159,512	$186,269

Depreciation expense for the three months ended March 31, 2023 and the year ended December 31, 2022 was $32,243 and $55,199, respectively.

We evaluate the carrying value of long-lived assets for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Further testing of specific assets or grouping of assets is required when undiscounted future cash flows associated with the assets is less than their carrying amounts. An asset is considered to be impaired when the anticipated undiscounted future cash flows of an asset group are estimated to be less than its carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows. We recorded no impairment of long-lived assets for the three months ended March 31, 2023 and the year ended December 31, 2022.

NOTE 9 – INTELLECTUAL PROPERTY

A third party independent valuation specialist was asked to determine the value of Global Stem Cell Group, Inc., tangible and intangible assets assuming the offering price was at fair value. In order to perform the purchase price allocation, the tangible and intangible assets were valued as of August 18, 2021.

The Fair Value of the intangible assets as of the Valuation Date is reasonably represented as:

	March 31, 2023	December 31, 2022
Tradename - Trademarks	$87,700	$87,700
Intellectual Property / Licenses	363,000	363,000
Customer Base	37,000	37,000
Intangible assets	487,700	487,700
Less: accumulated amortization	(158,001)	(133,616)
Total intangible assets, net	$329,699	$354,084

Amortization is computed on straight-line method based on estimated useful lives of 5 years. During the three months ended March 31, 2023 and the year ended December 31, 2022, the Company recorded amortization expense of the intellectual property of $24,385 and $97,540, respectively.

NOTE 10 – OPERATING LEASES

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

The following table summarizes the Company’s undiscounted cash payment obligations for its non-cancelable lease liabilities through the end of the expected term of the lease:

2023	$24,426
2024	2,714
2025	—
2026	—
2027	—
Total undiscounted cash payments	27,140
Less interest	(766)
Present value of payments	$26,374

NOTE 11 – GOODWILL

On August 18, 2021, through a Stock Purchase Agreement, 100% of the outstanding shares of Global Stem Cell Group, Inc. were acquired for $225,000 in cash, the issuance of 1,000,000 shares of preferred series AA stock and the issuance of 8,974 shares of preferred series DD stock.

The preliminary purchase price for the merger was determined to be $6.229 million, which consists of (i) 1 million shares of Series AA preferred stock valued at approximately $964,000, (ii) 8,974 shares of Series DD preferred stock valued at approximately $5.04 million and (iii) $225,000 in cash of which $175,000 was advanced prior to closing of the transaction (See Note 9).

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

The following table summarizes the Company’s carrying amount of goodwill during the three months ended March 31, 2023 and the years ended December 31, 2022:

Goodwill
Balance at December 31, 2021	$5,805,438
Acquisition	-
Impairment	-
Balance at December 31, 2022	$5,805,438
Acquisition	-
Impairment	-
Balance at March 31, 2023	$5,805,438

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

NOTE 12 – DISCONTINUED OPERATIONS

On October 28, 2022, we entered into an Agreement of Conveyance, Transfer and Assignment of Subsidiary with our prior officer and director, Mr. Melvin Pereira, pursuant to which we agreed to sell Mr. Pereira 100% of our interest in Meso Numismatics Corp., a Florida corporation.  In exchange, Mr. Pereira has agreed to assume all of the liabilities of Meso Numismatics, provide whatever financial and other materials needed by us to prepare and complete our financial statements for reporting purposes, and to not disparage our company. The Company reclassified the results of operations of the coins, paper currency, bullion and medals business resulting in a loss on discontinued operations of $124 for the three months ended March 31, 2022.

As a result of this transaction, we are no longer engaged in the sale of coins, paper currency, bullion and medals and we have moved into what we believe is a more lucrative opportunity for our company,  the operations of Global Stem Cell Group.

The following table presents the loss from discontinued operations for the three months ended March 31, 2022:

Revenue	$11,330
Cost of revenue	11,109
Gross profit	221

Operating expenses
Advertising and marketing	73
Depreciation and amortization expense	200
General and administrative	71
Total operating expenses	344
Loss from discontinued operations	$(124)

NOTE 13 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, we have analyzed events and transactions that occurred subsequent to March 31, 2023 through the date these financial statements were issued and have determined that we do not have any other material subsequent events to disclose or recognize in these financial statements.

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

Results of Operations

Below is a summary of the results of operations for the three months ended March 31, 2023 and 2022.

	For the Three Months Ended March 31,
	2023	2022	$ Change	% Change
Revenue	$786,198	$298,748	$487,450	163.16%
Cost of revenue	249,397	192,484	56,913	29.57%
Gross profit	536,801	106,264	430,537	405.16%

Operating expenses
Advertising and marketing	141,637	54,541	87,096	159.69%
Professional fees	209,371	395,739	(186,368)	-47.09%
Officer compensation	22,500	22,500	-	0.00%
Depreciation and
amortization expense	56,628	26,777	29,851	111.48%
Investor relations	2,250	47,250	(45,000)	-95.24%
General and administrative	178,626	101,847	76,779	75.39%
Total operating expenses	611,012	648,654	(37,642)	-5.80%

Other income (expense)
Interest expense	(1,600,426)	(1,140,529)	(459,897)	-40.32%
Gain on Derivative financial instruments	1,927	6,079	(4,152)	-68.30%
Gain on settlement of debt	2,463	-	2,463	0.00%
Loss from continuing operations	(1,670,247)	(1,676,840)	6,593	0.39%

Discontinued operations:
Loss on sale of discontinued operations	-	(124)	124	100.00%
Loss from discontinued operations	-	(124)	124	100.00%
Net loss	$(1,670,247)	$(1,676,964)	$6,717	0.40%

Revenue

Revenue increased by 163.16% in the amount of $487,450 for the three months ended March 31, 2023, compared to the same period in 2022. The key reason for the increase in revenue was a result of the opening of the Cancun facility in the second half of 2022, which provided a facility for physicians to come for training and preform patient procedures Additional, Global Stem Cells Group, like almost everyone else in the world, was severely affected by the covid 19 pandemic during 2021 and the first six months of 2022, restrictions our international travel along with in person meetings limited our training of new customers along with selling them products and equipment which adversely affecting our results of operations.

We expect that our revenues will increase in future quarters, as we ramp up operations at our manufacturing facilities, and as we continue to increase our advertising and awareness efforts across the globe for our products and services.

The following table presents the Company’s revenue by product category for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,
	2023	2022
Training	$181,320	$53,394
Product supplies	433,673	154,817
Equipment	93,690	90,537
Patient procedures	77,515	-
Total revenue	$786,198	$298,748

Operating expenses

Operating expenses decreased by 5.8% in the amount of $37,642 for the three months ended March 31, 2023, compared to the same period in 2022. Listed below are the major changes to operating expenses:

Advertising and marketing fees increased by $87,096 for the three months ended March 31, 2023, compared to the same period in 2022, primarily due to increase in advertising by Global Stem Cells Group.

Professional fees decreased by $186,368 for the three months ended March 31, 2023, compared to the same period in 2022, primarily due to audit fees.

Depreciation and amortization increased by $29,851 for the three months ended March 31, 2023, compared to the same period in 2022, primarily due to completion of Cancun lab in May 2022.

Investor relations decreased by $45,000 for the three months ended March 31, 2023, compared to the same period in 2022, primarily due to expiration of agreement with investor relation firm at December 31, 2022.

General and administrative expense increase by $76,778 for the three months ended March 31, 2023, compared to the same period in 2022, primarily due to an increase in travel and expenses associated with the Cancun facility.

Other expense

Other expense increased by $461,585 for the three months ended March 31, 2023, compared to the same period in 2022, primarily as a result of the increase in amortization of debt discount of $320,635 and $139,262 of interest on promissory notes.

Discontinued operations

On October 28, 2022, we completed the disposition of our prior coins, paper currency, bullion and medals business by entering into an Agreement of Conveyance, Transfer and Assignment of Subsidiary with our prior officer and director, Mr. Melvin Pereira, pursuant to which we agreed to sell Mr. Pereira 100% of our interest in Meso Numismatics Corp., a Florida corporation.  The Company reclassified the results of operations of the coins, paper currency, bullion and medals business resulting in a loss on discontinued operations of $124 for the three months ended March 31, 2022.

The following table presents the loss from discontinued operations for the three months ended March 31, 2022:

Revenue	$11,330
Cost of revenue	11,109
Gross profit	221

Operating expenses
Advertising and marketing	73
Depreciation and amortization expense	200
General and administrative	71
Total operating expenses	344
Loss from discontinued operations	$(124)

Net Loss

We recorded a net loss of $1,670,247 for the three months ended March 31, 2023, as compared with a net loss of $1,676,964 for the same period in 2022.

Liquidity and Capital Resources

Since inception, the Company has financed its operations through private placements and convertible notes. The following is a summary of the cash and cash equivalents as of March31, 2023 and December 31, 2022.

	March 31, 2023	December 31, 2022	$ Change	% Change
Cash and cash equivalents	$1,636,624	$1,645,185	$(8,561)	-0.52%

Summary of Cash Flows

Below is a summary of the Company’s cash flows for the three months ended March 31, 2023 and 2022.

	For the Three Months Ended March 31,
	2023	2022
Net cash provided by (used) in operating activities	$6,775	$(516,106)
Net cash used in investing activities	(5,486)	-
Net cash used in financing activities	(9,850)	(1,396)
Net decrease in cash and cash equivalents	$(8,561)	$(517,502)

Operating activities

Net cash provided by operating activities was $6,775 during the three months ended March31, 2023 and consisted of a net loss of $1,670,247, which was offset by a net change in operating assets and liabilities of $858,821 and non-cash items of $818,201. The non-cash items for the three months ended March 31, 2023, consisted of depreciation and amortization expenses of $56,628 and amortization of debt discount of $765,963, partially offset by the change in derivative liabilities of $1,927 and gain on settlement of debt of $2,463. The significant change in operating assets and liabilities was an increase in accounts payable and accrued liabilities, partially offset by the decrease in accounts receivable and prepaid expense.

Net cash used in operating activities was $516,106 during the three months ended March 31, 2022 and consisted of a net loss from continuing operations of $1,676,840, which was offset by a net change in operating assets and liabilities of $694,632 and non-cash items of $466,226. The non-cash items for the three months ended March 31, 2022, consisted of depreciation and amortization expenses of $26,777 and amortization of debt discount of $445,328, partially offset by the change in derivative liabilities of $6,079 and loss on discontinued operations of $124. The significant change in operating assets and liabilities was an increase in accounts payable and accrued liabilities, partially offset by the decrease in accounts receivable and prepaid expense.

Investing activities

Net cash used in investing activities was $5,486 consisted of purchase of property and equipment associated with the Cancun lab during the three months ended March 31, 2023.

Financing activities

Net cash used in financing activities was $9,850 consisted of principal payment of debt for the three months ended March 31, 2023.

Net cash used in financing activities was $1,396 consisted of principal payment of debt for the three months ended March 31, 2022.

Going Concern

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, resulting in an accumulated deficit of approximately $53,846,712 and a working capital deficit of $11,187,438 as of March 31, 2023 and future losses are anticipated. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of March 31, 2023, the Company had no off-balance sheet arrangements.

Critical Accounting Policies

Our critical accounting policies have not materially changed during the three months ended March 31, 2023. Furthermore, the preparation of our financial statements is in conformity with generally accepted accounting principles in the United States of America, or GAAP. The preparation of our financial statements requires management to make judgments and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. Our management believes that we consistently apply these judgments and estimates, and the financial statements fairly represent all periods presented. However, any differences between these judgments and estimates and actual results could have a material impact on our statements of income and financial position.

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

New Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional expedient and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In response to the concerns about structural risks of interbank offered rates and, particularly, the risk of cessation of the London Interbank Offered Rate (“LIBOR”), regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction-based and less susceptible to manipulation. The ASU provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform—Scope, which clarified the scope and application of the original guidance. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform—Deferral of the Sunset Date of Topic 848. This update extends the sunset provision of ASU 2020-04 to December 31, 2024. The Company has not yet adopted this ASU and is evaluating the effect of adopting this new accounting guidance.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For companies that qualified as Smaller Reporting Companies as defined by the SEC as of November 19, 2019, ASU 2016-13 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company is evaluating the impact of the guidance on its financial statements.

Other accounting standards and amendments to existing accounting standards that have been issued and have future effective dates are not applicable or are not expected to have a significant impact on the Company’s consolidated financial statements.

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

(4)	Allocate the transaction price to each performance obligation in the contract

(5)	Recognize revenue when each performance obligation is satisfied

There was no material impact on the Company’s financial statements as a result of adopting Topic 606 for the three months ended March 31, 2023 and the year ended December 31, 2022.

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

At March 31, 2023 and December 31, 2022, the carrying amounts of the Company’s financial instruments, including cash, account payables, and accrued expenses, approximate their respective fair value due to the short-term nature of these instruments.

At March 31, 2023 and December 31, 2022, the Company does not have any assets or liabilities except for derivative liabilities related to convertible notes payable required to be measured at fair value in accordance with FASB ASC Topic 820, Fair Value Measurement.

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

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the three months ended March 31, 2023. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We have inadequate controls to ensure that information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting. Management evaluated the impact of the lack of timely communication between non–financial personnel and financial personnel on our assessment of our reporting controls and procedures and has concluded that the control deficiency represented a material weakness.

3.	The Company failed to account for the acquisition of GSCG using the full purchase accounting method in accordance with ASC 805.

To address these material weaknesses, management engaged financial consultants, performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. We have not remedied the material weaknesses as of March 31, 2023. The Company plans to take remedial action to address these weaknesses during the fiscal year ended 2023.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except the implementation of the controls identified above.

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

Item 1A.  Risk Factors

See risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed on April 14, 2023.

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

Dated May 22, 2023	MESO NUMISMATICS, INC.

	By:	/s/ David Christensen
David Christensen
President, Chief Executive Officer, Chief Financial Officer, Secretary and Director (Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)