Form 10-Q
period 2023-06-30
MESO NUMISMATICS, INC.
filed 2023-08-09
CIK 1760026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

or

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

As of August 1, 2023, there were 12,443,938 shares outstanding of the registrant’s common stock.

MESO NUMISMATICS, INC.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MESO NUMISMATICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(Unaudited)	*
ASSETS
Current assets
Cash and cash equivalents	$1,225,190	$1,645,185
Accounts receivable	51,261	49,766
Total current assets	1,276,451	1,694,951
Property and equipment, net	130,743	186,269
Other assets	5,568	5,568
Intangible assets, net	305,314	354,084
Right of use asset, net	18,638	33,963
Goodwill	5,805,438	5,805,438
Total assets	$7,542,152	$8,080,273

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$336,884	$245,463
Accrued interest	6,237,875	4,657,530
Customer advances	500	10,450
Derivative liability	4,019	6,944
Lease liability, current portion	18,638	32,568
Notes payable, net	7,093,698	7,046,666
Total current liabilities	13,691,614	11,999,621

Long term liabilities
Lease liability, net of current portion	—	1,395
Convertible notes payable, net of discount	30,547	37,419
Notes payable – related parties	7,800	7,800
Notes payable, net of discount	9,494,953	8,016,330
Total liabilities	23,224,914	20,062,565

Stockholders’ deficit
Preferred stock, $0.001 par value 1,050,000 shares authorized as Series AA; 1,050,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	1,050	1,050
Preferred stock, $0.001 par value; 10,000 shares authorized as Series DD; 9,870 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	10	10
Common stock, $0.001 par value; 6,500,000,000 shares authorized; 14,046,252 shares issued and 12,443,938 shares outstanding as of June 30, 2023 and December 31, 2022, respectively	12,444	12,444
Additional paid in capital	40,180,669	40,180,669
Accumulated deficit	(55,876,935)	(52,176,465)
Total stockholders’ deficit	(15,682,762)	(11,982,292)
Total liabilities and stockholders’ deficit	$7,542,152	$8,080,273

*	Derived from audited information

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MESO NUMISMATICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$361,359	$297,522	$1,147,557	$596,270
Cost of revenue	107,535	150,552	356,932	343,035
Gross profit	253,824	146,970	790,625	253,235

Operating expenses
Advertising and marketing	114,811	80,956	256,448	135,497
Professional fees	255,411	196,330	464,783	592,069
Officer compensation	22,500	22,500	45,000	45,000
Depreciation and amortization expense	57,875	35,125	114,503	61,902
Investor relations	2,250	47,634	4,500	94,884
General and administrative	231,818	130,047	410,443	231,894
Total operating expenses	684,665	512,592	1,295,677	1,161,246

Other income (expense)
Interest expense	(1,600,380)	(1,131,178)	(3,200,806)	(2,271,708)
Gain on derivative financial instruments	998	3,527	2,925	9,606
Gain on settlement of debt	—	—	2,463	—
Loss from continuing operations	(2,030,223)	(1,493,273)	(3,700,470)	(3,170,113)

Discontinued operations:
Gain on sale of discontinued operations	—	208	—	84
Loss from discontinued operations	—	208	—	84
Net loss	$(2,030,223)	$(1,493,065)	$(3,700,470)	$(3,170,029)

Basic and diluted earnings (loss) per share from:
Continuing operations	$(0.16)	$(0.12)	$(0.30)	$(0.26)
Discontinued operations	—	—	—	—
Net loss per common share, basic and diluted	$(0.16)	$(0.12)	$(0.30)	$(0.26)

Weighted average number of common shares outstanding, basic and diluted	12,443,938	12,216,471	12,443,938	12,154,532

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MESO NUMISMATICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Six Months Ended June 30, 2023

(Unaudited)

	Series AA Preferred Stock		Series DD Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2022	1,050,000	$1,050	9,870	$10	12,443,938	$12,444	$40,180,669	$(52,176,465)	$(11,982,292)
Net loss	-	-	-		-	-	-	(3,700,470)	(3,700,470)
Balance, June 30, 2023	1,050,000	$1,050	9,870	$10	12,443,938	$12,444	$40,180,669	$(55,876,935)	$(15,682,762)

For the Three Months Ended June 30, 2023

	Series AA Preferred Stock		Series DD Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, April 1, 2023	1,050,000	$1,050	9,870	$10	12,443,938	$12,444	$40,180,669	$(53,846,712)	$(13,652,539)
Net loss	-	-	-		-	-	-	(2,030,223)	(2,030,223)
Balance, June 30, 2023	1,050,000	$1,050	9,870	$10	12,443,938	$12,444	$40,180,669	$(55,876,935)	$(15,682,762)

The accompanying notes are an integral part of these audited consolidated financial statements

MESO NUMISMATICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Six Months Ended June 30, 2022

(Unaudited)

	Series AA Preferred Stock		Series DD Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2021	1,050,000	$1,050	9,422	$10	12,085,125	$12,086	$39,899,491	$(46,669,644)	$(6,757,007)
Issuance of common stock for services	-	-	-	-	165,763	165	19,835	-	20,000
Issuance of preferred series DD for services-related party	-	-	448	-	-	-	251,536	-	251,536
Net loss	-	-	-		-	-	-	(3,170,029)	(3,170,029)
Balance, June 30, 2022	1,050,000	$1,050	9,870	$10	12,250,888	$12,251	$40,170,862	$(49,839,673)	$(9,655,500)

For the Three Months Ended June 30, 2022

	Series AA Preferred Stock		Series DD Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, April 1, 2022	1,050,000	$1,050	9,870	$10	12,161,403	$12,162	$40,160,951	$(48,346,608)	$(8,172,435)
Issuance of common stock for services	-	-	-	-	89,485	89	9,911	-	10,000
Net loss	-	-	-		-	-	-	(1,493,065)	(1,493,065)
Balance, June 30, 2022	1,050,000	$1,050	9,870	$10	12,250,888	$12,251	$40,170,862	$(49,839,673)	$(9,655,500)

The accompanying notes are an integral part of these audited consolidated financial statements

MESO NUMISMATICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(3,700,470)	$(3,170,113)
Non-cash adjustments to reconcile net loss to net cash:
Amortization of debt discount	1,531,096	884,430
Depreciation and amortization expense	114,503	61,902
Gain from changes in derivative liability fair values	(2,925)	(9,606)
Gain from settlement of debt	(2,463)	-
Changes in operating assets and liabilities:
Accounts receivable	(1,495)	(5,771)
Prepaid expenses	-	2,714
Accounts payable and accrued liabilities	1,661,816	1,323,429
Cash used for operating activities-continuing operations	(399,938)	(913,015)
Depreciation on discontinued operations	-	400
Gain on discontinued operations	-	84
Cash provided for operating activities-discontinuing operations	-	484
CASH USED BY OPERATING ACTIVITIES	(399,938)	(912,531)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(10,207)	(128,639)
CASH USED BY INVESTING ACTIVITIES	(10,207)	(128,639)
CASH FLOWS FROM FINANCING ACTIVITIES
Principle payment on debt	(9,850)	(12,823)
CASH USED BY FINANCING ACTIVITIES	(9,850)	(12,823)
Net decrease in cash	(419,995)	(1,053,993)
Cash, beginning of year	1,645,185	2,978,525

Cash, end of year	$1,225,190	$1,924,532

Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$207

NON-CASH FINANCING ACTIVITIES:
Issuance of preferred series DD	$-	$251,536
Issuance of common shares for services	$-	$20,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MESO NUMISMATICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Global Stem Cells Group Inc. (since August 18, 2021) and Cellular Hope Institute, wholly-owned subsidiary of Global Stem Cells Group Inc. These condensed consolidated financial statements have been prepared and, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the consolidated financial position and the consolidated statements of income and consolidated cash flows for the periods presented in conformity with generally accepted accounting principles for interim consolidated financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X, Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America. Operating results for the six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2022, filed on April 14, 2023, which can be found at www.sec.gov. All significant intercompany transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid accounts with original maturities of three months or less to be cash equivalents. At June 30, 2023 and December 31, 2022, all of the Company’s cash was deposited in major banking institutions. There were no cash equivalents as of June 30, 2023 and December 31, 2022. Our cash balances at financial institutions may exceed the Federal Deposit Insurance Company’s (FDIC) insured limit of $250,000 from time to time.

Accounts Receivable

Accounts receivable are recorded at original invoice amount less an allowance for uncollectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on collectability of accounts receivable and prior bad debt experience. Accounts receivable balances are written off against the allowance upon management’s determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Management believes that credit risks on accounts receivable will not be material to the financial position of the Company or results of operations. The allowance for doubtful accounts was $0 and $0 as of June 30, 2023 and December 31, 2022, respectively.

Intangible Assets

Intangible assets with finite lives are amortized over their estimated useful lives. Intangible assets with indefinite lives are not amortized, but are tested for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment was recognized for the six months ended June 30, 2023 and the year ended December 31, 2022.

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

Goodwill

We test our reporting unit for impairment annually at year end or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the carrying amount of a reporting unit exceeds its estimated fair value, we record an impairment loss based on the difference between fair value and carrying amount of the reporting unit, not to exceed to the associated carrying amount of goodwill. No impairment was recognized for the six months ended June 30, 2023 and the year ended December 31, 2022.

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

Diluted net loss per share is calculated by including any potentially dilutive share issuances in the denominator. The following securities are excluded from the calculation of weighted average diluted shares at June 30, 2023 and December 31, 2022, respectively, because their inclusion would have been anti-dilutive.

	June 30,	December 31,
	2023	2022
Convertible notes outstanding	212,646	365,463
Convertible preferred stock outstanding	39,447,283	39,447,283
Shares underlying warrants outstanding	103,500,000	103,500,000
	143,159,929	143,312,746

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

At June 30, 2023 and December 31, 2022, the carrying amounts of the Company’s financial instruments, including cash, account payables, and accrued expenses, approximate their respective fair value due to the short-term nature of these instruments.

At June 30, 2023 and December 31, 2022, the Company does not have any assets or liabilities except for derivative liabilities related to convertible notes payable required to be measured at fair value in accordance with FASB ASC Topic 820, Fair Value Measurement.

The following presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value as of June 30, 2023 and December 31, 2022:

	Level 1	Level 2	Level 3	Total
June 30, 2023
Derivative liability	-	-	4,019	4,019
Total	$-	$-	$4,019	$4,019

December 31, 2022
Derivative liability	-	-	6,944	6,944
Total	$-	$-	$6,944	$6,944

Comprehensive Income

The Company records comprehensive income as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Other comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. As of June 30, 2023 and December 31, 2022, the Company had no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Going Concern

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, resulting in an accumulated deficit of $55,876,935 and a working capital deficit of $12,415,163 as of June 30, 2023 and future losses are anticipated. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

The following table presents the Company’s revenue by product category for the six months ended June 30, 2023 and 2022:

	For the Six Months Ended June 30,
	2023	2022
Training	$291,464	$111,676
Product supplies	629,456	351,326
Equipment	109,740	133,268
Patient procedures	116,897	-
Total revenue	$1,147,557	$596,270

Listed below are the revenues, cost of revenues, gross profits, assets and net loss by Company:

	For the Six Months Ended
	June 30, 2023
	Global Stem	Meso
	Cells Group	Numismatics	Total
Revenue	$1,147,557	$-	$1,147,557
Cost of revenue	356,932	-	356,932
Gross profit	$790,625	$-	$790,625
Gross Profit %	68.90%	0.00%	68.90%

Assets	$860,248	$6,681,904	$7,542,152
Net loss	$(233,489)	$(3,466,981)	$(3,700,470)

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

NOTE 4 – NOTES PAYABLE

Convertible Notes Payable

On November 25, 2019, Meso Numismatics, Inc. pursuant to the certificate of designation of the Series BB Preferred Stock, elected to exchange the preferred shares for other indebtedness calculated at a price per share equal to $1.20. Upon the Company’s mailing of the Exchange Agreement, the shareholder had the option, within 30 days of such mailing date and subject to the execution of this Agreement to receive the Indebtedness in the form of a convertible note. If the shareholder did not give the Meso Numismatics, Inc. notice the Indebtedness shall automatically was issued in the form of a promissory note. The convertible note agreements bear no interest and have a four (4) year maturity date. The notes may be repaid in whole or in part at any time prior to maturity. There are no shares of common stock issuable upon the execution of the promissory notes. The notes are convertible, at the investors’ sole discretion, into shares of common stock at conversion price equal to the lowest bid price of the Common Stock as reported on the National Quotations Bureau OTC Markets exchange for the three prior trading days including the day upon which a Notice of Conversion is received by the Company. As of December 31, 2019, 81,043 Preferred Series BB shares were exchange for an aggregate of $97,252 convertible notes. During the periods ending June 30, 2023 and December 31, 2022, the Company made payments of $9,850 and $15,000, respectively, on the outstanding convertible notes.

The balance of the convertible notes as of June 30, 2023 and December 31, 2022 is as follows:

	June 30,	December 31,
	2023	2022
Convertible notes payable	$44,939	$57,252
Less: Discount	(14,392)	(19,833)
Convertible notes payable, net	$30,547	$37,419

During the periods ending June 30, 2023 and December 31, 2022, the Company incurred $5,441 and $18,437, respectively, of debt discount amortization expense and made payments of $9,850 and $15,000, respectively, on the outstanding convertible notes. As of June 30, 2023 and December 31, 2022, the Company had no accrued interest.

Promissory Notes Payable

During 2015, the Company entered into line of credit with Digital Arts Media Network treated as a promissory note. The promissory note bear interest at ten (10%) and have a one (1) year maturity date. The notes may be repaid in whole or in part at any time prior to maturity. There are no shares of common stock issuable upon the execution of the promissory notes. As of June 30, 2023 and December 31, 2022, the principal balance of the outstanding loan was $130,025 and $130,025, respectively, and accrued interest of $99,048 and $92,600, respectively.

On November 25, 2019, Meso Numismatics, Inc. pursuant to the certificate of designation of the Series BB, Preferred Stock elected to exchange the preferred shares for other indebtedness calculated at a price per share equal to $1.20. Upon the Company’s mailing of the Exchange Agreement, the shareholder shall have the option, within 30 days of such mailing date and subject to the execution of this Agreement to receive the Indebtedness in the form of a convertible note. Should the shareholder not give the Meso Numismatics, Inc. notice the Indebtedness shall automatically be issued in the form of a promissory note. The promissory note agreements bear no interest and have a four (4) year maturity date with a 20% premium to be paid upon maturity. The notes may be repaid in whole or in part at any time prior to maturity. As of December 31, 2019, 276,723 Preferred Series BB shares were exchange for an aggregate of $332,068 promissory notes. As of June 30, 2023 and December 31, 2022, the aggregate loan balances outstanding was $398,482 and $398,482, respectively, and unamortized discount of $12,091 and $16,083, respectively.

On December 3, 2019, Melvin Pereira, the prior CEO, converted 18,500 shares of the 25,000 shares of Series BB preferred stock to acquire one hundred (100%) percent of Meso’s common stock into 250,999 shares of the Company’s common stock and elected to exchange the remaining 6,500 shares of Series BB preferred stock for a promissory note of $7,800, which is shown as a related party note payable on the balance sheet on June 30, 2023 and December 31, 2022.

At December 7, 2020 the Company exchanged $5,379,624 of principal, default penalty and accrued but unpaid interest on convertible notes for $5,379,624 promissory notes and cashless warrants to purchase 15,000,000 shares of our common stock with three separate lenders. The new notes have a maturity date of November 23, 2023 and an aggregate principal amount of $5,379,624 shall bear interest at a fifteen (15%) percentage compounded annual interest rate and, as an incentive; we have issued cashless warrants to purchase 15,000,000 shares of our common stock at an exercise price of $0.03 per share in connection with the restructuring. The Company recorded the fair value of the 15,000,000 warrants issued with debt at approximately $262,376 at December 31, 2020 as a discount. Lender is granted security interest and lien in all rights, title and interest in the assets and property of the as collateral. As of June 30, 2023 and December 31, 2022, the aggregate loan balances outstanding was $5,379,624 and $5,379,624, respectively, and unamortized discount of $40,855 and $81,700, respectively.

On December 9, 2020, the Company entered into a Promissory Debentures with a lender in the amount of $110,000 which bear compounded annual interest at fifteen (15%) percent and have a two (2) year maturity date and cashless warrants to purchase 1,000,000 shares of our common stock. The notes may be repaid in whole or in part at any time prior to maturity. The lender had advanced a total of $100,000, net of discount in the amount of $10,000 to the Company. The Company recorded the fair value of the 1,000,000 warrants issued with debt at approximately $17,491 at December 31, 2020 as a discount.  As of June 30, 2023 and December 31, 2022, the outstanding loan balance was $110,000 and $110,000, respectively, and unamortized discount of $4,219 and $8,611, respectively.

On January 6, 2021, the Company entered into a Promissory Debentures with a lender in the amount of $1,000,000 which bear interest at fifteen (15%) percent and have a one (1) year maturity date and cashless warrants to purchase 10,000,000 shares of our common stock, at exercise prices of $0.03 per share. The notes may be repaid in whole or in part at any time prior to maturity. The lender had advanced a total of $900,000, net of discount in the amount of $100,000 to the Company. The Company recorded the fair value of the 10,000,000 warrants issued with debt at approximately $237,811 at the date of issuance as a discount. As of June 30, 2023 and December 31, 2022, the outstanding loan balance was $1,000,000 and $1,000,000, respectively, and unamortized discount of $0.00 and $0.00, respectively. This loan is currently in default.

On June 22, 2021, the Company entered into a Promissory Debentures with a lender in the amount of $11,600,000 which bear interest at twelve (12%) percent and have a three (3) year maturity date and cashless warrants to purchase 70,000,000 shares of our common stock, at exercise prices of $0.10 per share. The notes may be repaid in whole or in part at any time prior to maturity. The lender had advanced a total of $10,500,000, net of discount in the amount of $1,100,000 to the Company. The Company recorded the fair value of the 70,000,000 warrants issued with debt at approximately $5,465,726 at the date the warrants were issued as a discount. Lender is granted senior security interest and lien in all rights, title and interest in the assets and property of the Company as collateral. As of June 30, 2023 and December 31, 2022, the outstanding loan balance was $11,600,000 and $11,600,000, respectively, and unamortized discount of $3,317,739 and $4,707,853, respectively.

On August 18, 2021, through a Stock Purchase Agreement in which 100% of the outstanding shares of Global Stem Cell Group, Inc. the Company acquired a 2018 Jaguar F-Pace which was acquired from Benito Novas for $45,000 on January 8, 2019 and assumed the related auto loan, with an original loan amount of $20,991 at 8.99% interest for 48 months and monthly payments of $504.94. As of June 30, 2023 and December 31, 2022, the principal balance of the outstanding auto loan was $0.00 and $0.00, respectively.

On August 18, 2021, through a Stock Purchase Agreement in which 100% of the outstanding shares of Global Stem Cell Group, Inc. the Company assumed the November 17, 2020, agreement with an Investor for proceeds in the amount of $400,000 treated as a promissory. In exchange for the gross proceeds, the Investor shall receive the right to a perpetual 7.75% (payment percentage) of the revenues of Global Stem Cell Group. The payments of the payment percentage shall be calculated by multiplying the gross quarterly revenues appearing in the financial statements by the payment percentage and treated as accrued interest. Payments shall be made ninety (90) days from the end of each respective fiscal quarter with the first payment to be made on the quarter ending December 31, 2020. Payments may be accrued and deferred if payment would deplete cash, cash equivalent and/or short-term investment balances on each respective fiscal quarter by more than twenty (20%) percent. As of June 30, 2023 and December 31, 2022, the principal balance of the outstanding loan was $400,000 and $400,000, respectively, and accrued interest totals $294,715 and $205,779, respectively. This debt instrument is currently in default due to the non-payment of interest.

On September 20, 2021, the Company entered into a Promissory Debentures with a lender in the amount of $1,100,000 which bear interest at twelve (12%) percent and have a three (3) year maturity date and cashless warrants to purchase 7,500,000 shares of our common stock, at exercise prices of $0.085 per share. The notes may be repaid in whole or in part at any time prior to maturity. The lender had advanced a total of $1,000,000, net of discount in the amount of $100,000 to the Company. The Company recorded the fair value of the 7,500,000 warrants issued with debt at approximately $360,607 at the time of issuance as a discount. As of June 30, 2023 and December 31, 2022, the outstanding loan balance was $1,100,000 and $1,100,000, respectively, and unamortized discount of $265,898 and $350,416, respectively.

On December 30, 2021, the parties wished to modify the terms of the Promissory Debentures dated July 13, 2020 in the amount of $6,000 and accrued interest in the amount of $1,578 by issuing a new promissory note and extend the date of maturity. In consideration for the new terms, the Promissory Debenture dated December 30, 2021 shall include a five (5%) percent premium for a total of $7,958 which bear interest at twelve (12%) percent and have a seventeen (17) months maturity date. The notes may be repaid in whole or in part at any time prior to maturity. As of June 30, 2023 and December 31, 2022, the outstanding loan balance was $7,958 and $7,958, respectively, and unamortized discount of $20 and $139, respectively.

On December 30, 2021, the parties wished to modify the terms of the Promissory Debentures dated July 15, 2020 in the amount of $84,000 and accrued interest in the amount of $22,162 by issuing a new promissory note and extend the date of maturity. In consideration for the new terms, the Promissory Debenture dated December 30, 2021 shall include a five (5%) percent premium for a total of $111,470 which bear interest at twelve (12%) percent and have a seventeen (17) months maturity date. The notes may be repaid in whole or in part at any time prior to maturity. As of June 30, 2023 and December 31, 2022, the outstanding loan balance was $111,470 and $111,470, respectively, and unamortized discount of $285 and $1,950, respectively.

The balance of the promissory as of June 30, 2023 and December 31, 2022 is as follows:

	June 30,	December 31,
	2023	2022
Promissory notes payable	$20,229,759	$20,229,759
Promissory notes payable-related party	7,800	7,800
Less: Discount	(3,608,506)	(5,117,631)
Less: Deferred finance costs	(32,602)	(49,132)
Promissory notes payable, net	$16,596,451	$15,070,796

During the periods ending June 30, 2023 and December 31, 2022, the Company made $0 and $5,776 payments, respectively on the outstanding promissory notes, and recorded $1,580,345 and $2,898,155, respectively of interest expense and $1,525,654 and $1,738,327, respectively of debt discount amortization expense. As of June 30, 2023 and December 31, 2022, the Company had approximately $6,237,874 and $4,657,529, respectively, of accrued interest. As of June 30, 2023 and December 31, 2022, the principal balance of outstanding promissory notes payable was $20,237,559 and $20,237,559, respectively

Derivatives Liabilities

The Company determined that the convertible notes outstanding as of June 30, 2023 contained an embedded derivative instrument as the conversion price was based on a variable that was not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40.

The Company determined the fair values of the embedded convertible notes derivatives and tainted convertible notes using the lattice valuation model with the following assumptions:

June 30,
2023
Common stock issuable	212,646
Market value of common stock on measurement date	$0.0189
Adjusted exercise price	$0.06
Risk free interest rate	4.96%
Instrument lives in years	1.5 Year
Expected volatility	72%
Expected dividend yields	None

At December 7, 2020, the Company exchanged $5,379,624 of principal, default penalty and accrued but unpaid interest on convertible notes for $5,379,624 promissory notes and cashless warrants to purchase 15,000,000 shares of our common stock which eliminated the derivative liability associated with this debt.

The balance of the fair value of the derivative liability as of June 30, 2023 and December 31, 2022 is as follows:

Balance at December 31, 2021	$20,442
Additions	-
Fair value loss	(10,856)
Conversions	(2,642)
Balance at December 31, 2022	6,944
Additions	-
Fair value gain	(1,577)
Conversions	(1,348)
Balance at June 30, 2023	$4,019

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

2022 Transactions

On March 23, 2022, the Company issued 76,278 shares of common stock for consulting services, which were valued in the amount of $10,000.

On May 5, 2022, the Company issued 89,485 shares of common stock for consulting services, which were valued in the amount of $10,000.

On November 30, 2022, the Company issued 193,050 shares of common stock for consulting services, which were valued in the amount of $10,000.

As of June 30, 2023 and December 31, 2022, the Company had 12,443,938 and 12,443,938 common shares issued and outstanding, respectively.

Warrants

During the year ended December 31, 2020, the Company issued warrants to purchase 16,000,000 shares of common stock, at an exercise price of $0.03 per share. These warrants expire three years from issuance date. The Company recorded the fair value of the 16,000,000 warrants issued with debt at approximately $279,867 at December 31, 2020 as a discount.

On January 6, 2021, the Company issued warrants to purchase 10,000,000 shares of common stock, at an exercise price of $0.033 per share. These warrants expire three years from issuance date. The Company recorded the fair value of the 10,000,000 warrants issued with debt at approximately $237,811 as a discount.

On June 22, 2021, the Company issued warrants to purchase 70,000,000 shares of common stock, at an exercise price of $0.100 per share. These warrants expire three years from issuance date. The Company recorded the fair value of the 70,000,000 warrants issued with debt at approximately $5,465,726 as a discount.

On September 20, 2021, the Company issued warrants to purchase 7,500,000 shares of common stock, at an exercise price of $0.085 per share. These warrants expire three years from issuance date. The Company recorded the fair value of the 7,500,000 warrants issued with debt at approximately $360,607 as a discount.

The following table summarizes the Company’s warrant transactions during the three months ended June 30, 2023 and the year ended December 31, 2022:

	Number of Shares Underlying Warrants	Weighted Average Exercise Price
Outstanding at year ended December 31, 2021	103,500,000	$0.082
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at year ended December 31, 2022	103,500,000	$0.082
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at quarter ended June 30, 2023	103,500,000	$0.082

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

Designation of Series AA Super Voting Preferred Stock

On June 30, 2014, the Company filed with the Secretary of State with Nevada an amendment to the Company’s Articles of Incorporation, authorizing the issuance of up to 11,000,000 shares of preferred stock, par value $0.001 per share.

On May 2, 2014, the Company filed with the Secretary of State with Nevada in the form of a Certificate of Designation that authorized the issuance of up to 1,000,000 shares of a new series of preferred stock, par value $0.001 per share, designated Series AA Super Voting Preferred Stock (“Series AA”), for which the board of directors established the rights, preferences and limitations thereof.

All of the Holders of the Series AA together, voting separately as a class, shall have an aggregate vote equal to 67% percent of the total vote on all matters submitted to the stockholders that each stockholder of the Corporation’s Common Stock is entitled to vote at each meeting of stockholders of the Corporation (and written actions of stockholders in lieu of meetings) with respect to any and all matters presented to the stockholders of the Corporation for their action and consideration.

The holders of the Series AA shall not be entitled to receive dividends paid on the Company’s common stock.

Upon liquidation, dissolution and winding up of the affairs of the Company, whether voluntary or involuntary, the holders of the Series AA shall not be entitled to receive out of the assets of the Company, whether from capital or earnings available for distribution, any amounts which will be otherwise available to and distributed to the common shareholders.

The shares of the Series AA will not be convertible into the shares of the Company’s common stock.

On November 26, 2019, the Company filed with the Secretary of State with Nevada an amendment to the Company’s Articles of Incorporation, authorizing the increase to 1,050,000 shares of the Series AA.

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

The $166,795 value of the 50,000 shares of Series AA to Mr. David Christensen is based on the 10,000 votes per preferred share to one vote per common share. Valuation based on definition of control premium is defined as the price to which a willing buyer and willing seller would agree in any arms-length transaction to acquire control of the Company. The premium paid above the market value of the company is real economic benefit to controlling the Company. Historically, the average control premium applied in M&A transactions averages approximately 30%, which represents the value of control.

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

The Series AA Preferred shares issued on August 18, 2021, were valued based upon industry specific control premiums and the Company’s market cap at the time of the transaction. The $963,866 value of the 1,000,000 shares of Series AA issued to Benito Novas was valued based on a calculation by a third-party independent valuation specialist.

As of June 30, 2023 and December 31, 2022, the Company has 1,050,000 and 1,050,000 preferred shares of Series AA Preferred Stock issued and outstanding, respectively. During the period of these financial statements, no dividend was declared or paid on the Series AA preferred shares.

Designation of Series BB Preferred Stock

On March 29, 2017, the Company filed with the Secretary of State with Nevada in the form of a Certificate of Designation that authorized the issuance of up to 1,000,000 shares of a new series of preferred stock, par value $0.001 per share, designated Series BB Preferred Stock (the “Series BB”), for which the board of directors established the rights, preferences and limitations thereof.

Each holder of outstanding shares of Series BB shall be entitled to convert on a 1 for 1 basis into shares of the Company’s common stock, any or all of their shares of Series BB after a minimum of six (6) months have elapsed from the issuance of the preferred stock to the holder. The Series BB has no voting rights until the Holder redeems the preferred stock into the Company’s common stock. The Series BB shall not be adjusted by the Corporation.

The holders of the Series BB shall not be entitled to receive dividends paid on the Company’s common stock.

The Series BB has a liquidation value of $1.00. Upon liquidation, dissolution and winding up of the affairs of the Company, whether voluntary or involuntary, the holders of the Series BB shall be entitled to share equally and ratably in proportion to the preferred stock owned by the holder to receive out of the assets of the Company, whether from capital or earnings available for distribution, any amounts which will be otherwise available to and distributed to the common shareholders.

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

As of June 30, 2023 and December 31, 2022, the Company had no preferred shares of Series BB issued and outstanding

Designation of Series DD Convertible Preferred Stock

On November 26, 2019, the Company filed with the Secretary of State with Nevada an amendment to the Company’s Articles of Incorporation, authorizing 10,000 shares of a new series of preferred stock, par value $0.001 per share, designated Series DD Convertible Preferred Stock (the “Series DD”), for which the board of directors established the rights, preferences and limitations thereof.

Each holder of outstanding shares of Series DD shall be entitled to its shares of Series DD into a number of fully paid and nonassessable shares of common stock determined by multiplying the number of issued and outstanding shares of common stock of the Company on the date of conversion by 3.17 conversion price.

The holders of the Series DD shall not be entitled to receive dividends paid on the Company’s common stock.

The holders of the Series DD shall not be entitled to vote on any matter submitted to the shareholders of the Company for their vote, waiver, release or other action.

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

The $5,038,576 value of the 8,974 shares of Series DD to Benito Novas is based on converting into a number of fully paid and nonassessable shares of common stock determined by multiplying the number of issued and outstanding shares of common stock of the Company on the date of conversion by 3.17 conversion price. The $5,038,576 value of the 8,974 shares of Series DD represents the fair value of the consideration paid allocated to the assets and liabilities acquired from Global Stem Cells Group Inc.

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

The $503,072 value of the 896 shares of Series DD is based on converting into a number of fully paid and nonassessable shares of common stock determined by multiplying the number of issued and outstanding shares of common stock of the Company on the date of conversion by 3.17 conversion price. The $251,536 value of the 448 shares of Series DD was recorded as stock payable at December 31, 2021 and issued on February 18, 2022. The full amount of $503,552 was expensed at the date of grant, as a matter of accounting policy.

As of June 30, 2023 and December 31, 2022, the Company had 9,870 and 9,870 preferred shares of Series DD issued and outstanding, respectively. During the period of these financial statements, no dividend was declared or paid on the Series DD preferred shares.

NOTE 6 – RELATED PARTY TRANSACTIONS

In consideration of mutual covenants set forth in the Professional Service Consulting Agreement, Dave Christensen, current Director, President, Chief Executive Officer, Chief Financial Officer and Secretary, shall be compensated monthly based on an annual rate of $90,000 starting January 1, 2022. Additionally, the agreement includes an issuance of 896 shares of Series DD Preferred Stock of the Company. An amount of 448 shares were issued on August 18, 2021 and the remaining 448 were issued on February 18, 2022. Amounts paid to Enterprise Technology Consulting, a Company 100% owned by Dave Christensen, CEO, for consulting services during the three months ended June 30, 2023 and the year ended December 31, 2022 were $45,000 and $90,000, respectively.

On August 18, 2021, through a Stock Purchase Agreement in which 100% of the outstanding shares of Global Stem Cell Group, Inc. the Company acquired a 2018 Jaguar F-Pace which was acquired from Benito Novas for $45,000 on January 8, 2019 and assumed the related auto loan, with an original loan amount of $20,991 at 8.99% interest for 48 months and monthly payments of $504.94. As of June 30, 2023 and December 31, 2022, the principal balance of the outstanding auto loan was $0.00.

Benito Novas’ brother, sister and nephew provide marketing/administrative and training/R&D services to Global Stem Cells Group and were paid $133,470 in the aggregate as consultants during the six months ended June 30, 2023, and $200,390 in the aggregate for the year ended December 31, 2022.

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

During the period ending December 31, 2021, Global Stem Cell Group, Inc. entered into the Cancun lease with HELLIMEX, S.A. DE CV beginning January 16 2022 and ending on January 15, 2024. The property is located in the Tulum Trade Center, consisting of 1,647 square feet with a monthly rent of $2,714 and security deposit of $5,588. During the six months ended June 30, 2023 and the year ended December 31, 2022 the Company paid $21,744 and $44,097, respectively in rent expense.

NOTE 8 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	June 30, 2023	December 31, 2022
Computer, equipment and vehicles (5 year useful life)	$156,403	$149,196
Leasehold improvements (2 year useful life)	136,208	133,208
Less: accumulated depreciation	(161,868)	(96,135)
Total property and equipment, net	$130,743	$186,269

Depreciation expense for the six months ended June 30, 2023 and the year ended December 31, 2022 was $65,733 and $55,199, respectively.

We evaluate the carrying value of long-lived assets for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Further testing of specific assets or grouping of assets is required when undiscounted future cash flows associated with the assets is less than their carrying amounts. An asset is considered to be impaired when the anticipated undiscounted future cash flows of an asset group are estimated to be less than its carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows. We recorded no impairment of long-lived assets for the six months ended June 30, 2023 and the year ended December 31, 2022.

NOTE 9 – INTELLECTUAL PROPERTY

A third party independent valuation specialist was asked to determine the value of Global Stem Cell Group, Inc., tangible and intangible assets assuming the offering price was at fair value. In order to perform the purchase price allocation, the tangible and intangible assets were valued as of August 18, 2021.

The Fair Value of the intangible assets as of the Valuation Date is reasonably represented as:

	June 30, 2023	December 31, 2022
Tradename - Trademarks	$87,700	$87,700
Intellectual Property / Licenses	363,000	363,000
Customer Base	37,000	37,000
Intangible assets	487,700	487,700
Less: accumulated amortization	(182,386)	(133,616)
Total intangible assets, net	$305,314	$354,084

Amortization is computed on straight-line method based on estimated useful lives of 5 years. During the six months ended June 30, 2023 and the year ended December 31, 2022, the Company recorded amortization expense of the intellectual property of $48,770 and $97,540, respectively.

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

The following table summarizes the Company’s undiscounted cash payment obligations for its non-cancelable lease liabilities through the end of the expected term of the lease:

2023	$16,284
2024	2,714
2025	—
2026	—
2027	—
Total undiscounted cash payments	18,998
Less interest	(360)
Present value of payments	$18,638

NOTE 11 – GOODWILL

On August 18, 2021, through a Stock Purchase Agreement, we acquired 100% of the outstanding shares of Global Stem Cell Group, Inc. for $225,000 in cash, the issuance of 1,000,000 shares of preferred series AA stock and the issuance of 8,974 shares of preferred series DD stock.

The preliminary purchase price for the merger was determined to be $6.229 million, which consists of (i) 1 million shares of Series AA preferred stock valued at approximately $964,000, (ii) 8,974 shares of Series DD preferred stock valued at approximately $5.04 million and (iii) $225,000 in cash of which $175,000 was advanced prior to closing of the transaction.

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

The following table summarizes the Company’s carrying amount of goodwill during the six months ended June 30, 2023 and the year ended December 31, 2022:

Goodwill
Balance at December 31, 2021	$5,805,438
Acquisition	-
Impairment	-
Balance at December 31, 2022	$5,805,438
Acquisition	-
Impairment	-
Balance at June 30, 2023	$5,805,438

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

NOTE 12 – DISCONTINUED OPERATIONS

On October 28, 2022, we entered into an Agreement of Conveyance, Transfer and Assignment of Subsidiary with our prior officer and director, Mr. Melvin Pereira, pursuant to which we agreed to sell Mr. Pereira 100% of our interest in Meso Numismatics Corp., a Florida corporation.  In exchange, Mr. Pereira has agreed to assume all of the liabilities of Meso Numismatics, provide whatever financial and other materials needed by us to prepare and complete our financial statements for reporting purposes, and to not disparage our company. The Company reclassified the results of operations of the coins, paper currency, bullion and medals business resulting in a gain on discontinued operations of $84 for the six months ended June 30, 2022.

As a result of this transaction, we are no longer engaged in the sale of coins, paper currency, bullion and medals and we have moved into what we believe is a more lucrative opportunity for our company,  the operations of Global Stem Cell Group.

The following table presents the loss from discontinued operations for the six months ended June 30, 2022:

Revenue	$18,329
Cost of revenue	16,439
Gross profit	1,890

Operating expenses
Advertising and marketing	78
Depreciation and amortization expense	400
General and administrative	1,328
Total operating expenses	1,806
Gain from discontinued operations	$84

NOTE 13 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, we have analyzed events and transactions that occurred subsequent to June 30, 2023 through the date these financial statements were issued and have determined that we do not have any other material subsequent events to disclose or recognize in these financial statements.

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

Global Stem Cells Group, as almost everyone else in the world, was severely affected by the covid 19 pandemic. As we have been recovering in 2022 and into 2023, we are integrating every aspect of the regenerative medicine industry. For the rest of 2023, we plan to continue to add manufacturing and commercialization of viable cell therapy and immune support related products that we believe will change the course of traditional medicine around the world forever.

We believe this strategy will allow us the ability to increase our current revenues and create immediate revenue streams through product sales, distribution, and clinical applications, driven by our extensive education platform here are our main projects and revenue generators for 2023 and beyond.

Results of Operations

Below is a summary of the results of operations for the three months ended June 30, 2023 and 2022.

	For the Three Months Ended June 30,
	2023	2022	$ Change	% Change
Revenue	$361,359	$297,522	$63,837	21.46%
Cost of revenue	107,535	150,552	(43,017)	-28.57%
Gross profit	253,824	146,970	106,854	72.70%

Operating expenses
Advertising and marketing	114,811	80,956	33,855	41.82%
Professional fees	255,411	196,330	59,081	30.09%
Officer compensation	22,500	22,500	-	0.00%
Depreciation and amortization expense	57,875	35,125	22,750	64.77%
Investor relations	2,250	47,634	(45,384)	-95.28%
General and administrative	231,818	130,047	101,771	78.26%
Total operating expenses	684,665	512,592	172,073	33.57%

Other income (expense)
Interest expense	(1,600,380)	(1,131,178)	(469,202)	41.48%
Gain on Derivative financial instruments	998	3,527	(2,529)	-71.70%
Loss from continuing operations	(2,030,223)	(1,493,273)	(536,950)	35.96%

Discontinued operations:
Gain on sale of discontinued operations	-	208	(208)	-100.00%
Gain from discontinued operations	-	208	(208)	-100.00%
Net loss	$(2,030,223)	$(1,493,065)	$(537,158)	35.98%

Revenue

Revenue increased by 21.46% in the amount of $63,837 for the three months ended June 30, 2023, compared to the same period in 2022. The key reason for the increase in revenue was a result of the opening of the Cancun facility in the second half of 2022, which provided a facility for physicians to come for training and preform patient procedures. Additional, Global Stem Cells Group, like almost everyone else in the world, was severely affected by the covid 19 pandemic during 2021 and the first six months of 2022, restrictions our international travel along with in person meetings limited our training of new customers along with selling them products and equipment which adversely affecting our results of operations.

We expect that our revenues will increase in future quarters, as we ramp up operations at our manufacturing facilities, and as we continue to increase our advertising and awareness efforts across the globe for our products and services.

The following table presents the Company’s revenue by product category for the three months ended June 30, 2023 and 2022:

	For the Three Months Ended June 30,
	2023	2022
Training	$110,144	$58,282
Product supplies	195,783	196,509
Equipment	16,050	42,731
Patient procedures	39,382	-
Total revenue	$361,359	$297,522

Operating expenses

Operating expenses increased by 33.57% in the amount of $172,073 for the three months ended June 30, 2023, compared to the same period in 2022. Listed below are the major changes to operating expenses:

Advertising and marketing fees increased by $33,855 for the three months ended June 30, 2023, compared to the same period in 2022, primarily due to an increase in advertising by Global Stem Cells Group.

Professional fees increased by $59,081 for the three months ended June 30, 2023, compared to the same period in 2022, primarily due to audit fees.

Depreciation and amortization increased by $22,750 for the three months ended June 30, 2023, compared to the same period in 2022, primarily due to completion of the Cancun facility in May 2022.

Investor relations decreased by $45,384 for the three months ended June 30, 2023, compared to the same period in 2022, primarily due to the expiration of an agreement with an investor relation firm at December 31, 2022.

General and administrative expense increase by $101,771 for the three months ended June 30, 2023, compared to the same period in 2022, primarily due to an increase in travel and expenses associated with the Cancun facility.

Other expense

Other expense increased by $471,731 for the three months ended June 30, 2023, compared to the same period in 2022, primarily as a result of the increase in amortization of debt discount of $326,032 and $142,785 of interest on promissory notes.

Discontinued operations

On October 28, 2022, we completed the disposition of our prior coins, paper currency, bullion and medals business by entering into an Agreement of Conveyance, Transfer and Assignment of Subsidiary with our prior officer and director, Mr. Melvin Pereira, pursuant to which we agreed to sell Mr. Pereira 100% of our interest in Meso Numismatics Corp., a Florida corporation.  The Company reclassified the results of operations of the coins, paper currency, bullion and medals business resulting in a gain on discontinued operations of $208 for the three months ended June 30, 2022.

The following table presents the loss from discontinued operations for the three months ended June 30, 2022:

Revenue	$6,999
Cost of revenue	5,330
Gross profit	1,669

Operating expenses
Advertising and marketing	5
Depreciation and amortization expense	200
General and administrative	1,256
Total operating expenses	1,461
Gain from discontinued operations	$208

Net Loss

We recorded a net loss of $2,030,223 for the three months ended June 30, 2023, as compared with a net loss of $1,493,065 for the same period in 2022.

Below is a summary of the results of operations for the six months ended June 30, 2023 and 2022.

	For the Six Months Ended June 30,
	2023	2022	$ Change	% Change
Revenue	$1,147,557	$596,270	$551,287	92.46%
Cost of revenue	356,932	343,035	13,897	4.05%
Gross profit	790,625	253,235	537,390	212.21%

Operating expenses
Advertising and marketing	256,448	135,497	120,951	89.26%
Professional fees	464,783	592,069	(127,286)	-21.50%
Officer compensation	45,000	45,000	-	0.00%
Depreciation and amortization expense	114,503	61,902	52,601	84.97%
Investor relations	4,500	94,884	(90,384)	-95.26%
General and administrative	410,443	231,894	178,549	77.00%
Total operating expenses	1,295,677	1,161,246	134,431	11.58%

Other income (expense)
Interest expense	(3,200,806)	(2,271,708)	(929,098)	40.90%
Gain on Derivative financial instruments	2,925	9,606	(6,681)	-69.55%
Gain on settlement of debt	2,463	-	2,463	0.00%
Loss from continuing operations	(3,700,470)	(3,170,113)	(530,357)	16.73%

Discontinued operations:
Gain on sale of discontinued operations	-	84	(84)	-100.00%
Gain from discontinued operations	-	84	(84)	-100.00%
Net loss	$(3,700,470)	$(3,170,029)	$(530,441)	16.73%

Revenue

Revenue increased by 92.46% in the amount of $551,287 for the six months ended June 30, 2023, compared to the same period in 2022. The key reason for the increase in revenue was a result of the opening of the Cancun facility in the second half of 2022, which provided a facility for physicians to come for training and preform patient procedures. Additional, Global Stem Cells Group, like almost everyone else in the world, was severely affected by the covid 19 pandemic during 2021 and the first six months of 2022, restrictions our international travel along with in person meetings limited our training of new customers along with selling them products and equipment which adversely affecting our results of operations.

We expect that our revenues will increase in future quarters, as we ramp up operations at our manufacturing facilities, and as we continue to increase our advertising and awareness efforts across the globe for our products and services.

The following table presents the Company’s revenue by product category for the six months ended June 30, 2023 and 2022:

	For the Six Months Ended June 30,
	2023	2022
Training	$291,464	$111,676
Product supplies	629,456	351,326
Equipment	109,740	133,268
Patient procedures	116,897	-
Total revenue	$1,147,557	$596,270

Operating expenses

Operating expenses increased by 11.58% in the amount of $134,431 for the six months ended June 30, 2023, compared to the same period in 2022. Listed below are the major changes to operating expenses:

Advertising and marketing fees increased by $120,951 for the six months ended June 30, 2023, compared to the same period in 2022, primarily due to an increase in advertising by Global Stem Cells Group.

Professional fees decreased by $127,286 for the six months ended June 30, 2023, compared to the same period in 2022, primarily due to audit fees.

Depreciation and amortization increased by $52,601 for the six months ended June 30, 2023, compared to the same period in 2022, primarily due to completion of the Cancun facility in May 2022.

Investor relations decreased by $90,384 for the six months ended June 30, 2023, compared to the same period in 2022, primarily due to the expiration of an agreement with an investor relation firm at December 31, 2022.

General and administrative expense increase by $178,549 for the six months ended June 30, 2023, compared to the same period in 2022, primarily due to an increase in travel and expenses associated with the Cancun facility.

Other expense

Other expense increased by $933,316 for the six months ended June 30, 2023, compared to the same period in 2022, primarily as a result of the increase in amortization of debt discount of $646,667 and $282,046 of interest on promissory notes.

Discontinued operations

On October 28, 2022, we completed the disposition of our prior coins, paper currency, bullion and medals business by entering into an Agreement of Conveyance, Transfer and Assignment of Subsidiary with our prior officer and director, Mr. Melvin Pereira, pursuant to which we agreed to sell Mr. Pereira 100% of our interest in Meso Numismatics Corp., a Florida corporation.  The Company reclassified the results of operations of the coins, paper currency, bullion and medals business resulting in a gain on discontinued operations of $84 for the six months ended June 30, 2022.

The following table presents the loss from discontinued operations for the six months ended June 30, 2022:

Revenue	$18,329
Cost of revenue	16,439
Gross profit	1,890

Operating expenses
Advertising and marketing	78
Depreciation and amortization expense	400
General and administrative	1,328
Total operating expenses	1,806
Gain from discontinued operations	$84

Net Loss

We recorded a net loss of $3,700,470 for the six months ended June 30, 2023, as compared with a net loss of $3,170,029 for the same period in 2022.

Liquidity and Capital Resources

Since inception, the Company has financed its operations through private placements and convertible notes. The following is a summary of the cash and cash equivalents as of June 30, 2023 and December 31, 2022.

	June 30,	December 31,
	2023	2022	$ Change	% Change
Cash and cash equivalents	$1,225,190	$1,645,185	$(419,995)	-25.53%

Summary of Cash Flows

Below is a summary of the Company’s cash flows for the six months ended June 30, 2023 and 2022.

	For the Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(399,938)	$(912,531)
Net cash used in investing activities	(10,207)	(128,639)
Net cash used in financing activities	(9,850)	(12,823)
Net decrease in cash and cash equivalents	$(419,995)	$(1,053,993)

Operating activities

Net cash used in operating activities was $399,938 during the six months ended June 30, 2023 and consisted of a net loss of $3,700,470, which was offset by a net change in operating assets and liabilities of $1,660,322 and non-cash items of $1,640,211. The non-cash items for the six months ended June 30, 2023, consisted of depreciation and amortization expenses of $114,503 and amortization of debt discount of $1,531,096, partially offset by the change in derivative liabilities of $2,925 and gain on settlement of debt of $2,463. The significant change in operating assets and liabilities was an increase in accounts payable and accrued liabilities, partially offset by the decrease in accounts receivable and prepaid expense.

Net cash used in operating activities was $912,531 during the six months ended June 30, 2022 and consisted of a net loss from continuing operations of $3,170,113, which was offset by a net change in operating assets and liabilities of $1,320,372 and non-cash items of $937,126. The non-cash items for the six months ended June 30, 2022, consisted of depreciation and amortization expenses of $62,702 and amortization of debt discount of $884,430, partially offset by the change in derivative liabilities of $9,606. The significant change in operating assets and liabilities was an increase in accounts payable and accrued liabilities partially offset by the decrease in accounts receivable and prepaid expense and gain on discontinued operations of $84.

Investing activities

Net cash used in investing activities was $10,207 and consisted of the purchase of property and equipment associated with the Cancun facility during the six months ended June 30, 2023.

Net cash used in investing activities was $128,639 and consisted of the purchase of property and equipment associated with the completion of the Cancun lab during the six months ended June 30, 2022.

Financing activities

Net cash used in financing activities was $9,850 and consisted of principal payment of debt for the six months ended June 30, 2023.

Net cash used in financing activities was $12,823 and consisted of principal payment of debt for the six months ended June 30, 2022.

Going Concern

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, resulting in an accumulated deficit of approximately $55,876,935 and a working capital deficit of $12,415,163 as of June 30, 2023 and future losses are anticipated. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of June 30, 2023, the Company had no off-balance sheet arrangements.

Critical Accounting Policies

Our critical accounting policies have not materially changed during the six months ended June 30, 2023. Furthermore, the preparation of our financial statements is in conformity with generally accepted accounting principles in the United States of America, or GAAP. The preparation of our financial statements requires management to make judgments and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. Our management believes that we consistently apply these judgments and estimates, and the financial statements fairly represent all periods presented. However, any differences between these judgments and estimates and actual results could have a material impact on our statements of income and financial position.

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

(4)	Allocate the transaction price to each performance obligation in the contract

(5)	Recognize revenue when each performance obligation is satisfied

There was no material impact on the Company’s financial statements as a result of adopting Topic 606 for the six months ended June 30, 2023 and the year ended December 31, 2022.

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

At June 30, 2023 and December 31, 2022, the carrying amounts of the Company’s financial instruments, including cash, account payables, and accrued expenses, approximate their respective fair value due to the short-term nature of these instruments.

At June 30, 2023 and December 31, 2022, the Company does not have any assets or liabilities except for derivative liabilities related to convertible notes payable required to be measured at fair value in accordance with FASB ASC Topic 820, Fair Value Measurement.

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

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the six months ended June 30, 2023. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We have inadequate controls to ensure that information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting. Management evaluated the impact of the lack of timely communication between non–financial personnel and financial personnel on our assessment of our reporting controls and procedures and has concluded that the control deficiency represented a material weakness.

3.	The Company failed to account for the acquisition of GSCG using the full purchase accounting method in accordance with ASC 805.

To address these material weaknesses, management engaged financial consultants, performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. We have not remedied the material weaknesses as of June 30, 2023. The Company plans to take remedial action to address these weaknesses during the fiscal year ended December 31, 2023.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the six months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except the implementation of the controls identified above.

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

Dated August 9, 2023	MESO NUMISMATICS, INC.

	By:	/s/ David Christensen
David Christensen
President, Chief Executive Officer, Chief Financial Officer, Secretary and Director (Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)