Form 10-Q
period 2023-09-30
MESO NUMISMATICS, INC.
filed 2023-11-20
CIK 1760026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

or

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

As of November 1, 2023, there were 12,443,938 shares outstanding of the registrant’s common stock.

 MESO NUMISMATICS, INC.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MESO NUMISMATICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(Unaudited)	*
ASSETS
Current assets
Cash and cash equivalents	$1,143,941	$1,645,185
Accounts receivable	35,011	49,766
Prepaid expenses	10,750	-
Total current assets	1,189,702	1,694,951
Property and equipment, net	147,848	186,269
Other assets	5,568	5,568
Intangible assets, net	280,929	354,084
Right of use asset, net	10,753	33,963
Goodwill	1,679,978	5,805,438
Total assets	$3,314,778	$8,080,273

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$367,108	$245,463
Accrued interest	7,080,622	4,657,530
Customer advances	1,500	10,450
Derivative liability	3,055	6,944
Lease liability, current portion	10,753	32,568
Notes payable, net	16,970,457	7,046,666
Total current liabilities	24,433,495	11,999,621

Long term liabilities
Lease liability, net of current portion	-	1,395
Convertible notes payable, net of discount	32,785	37,419
Notes payable – related parties	7,800	7,800
Notes payable, net of discount	380,619	8,016,330
Total liabilities	24,854,699	20,062,565

Stockholders' deficit
Preferred stock, $0.001 par value 1,050,000 shares authorized as Series AA Preferred Stock; 1,050,000 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	1,050	1,050
Preferred stock, $0.001 par value; 10,000 shares authorized as Series DD Preferred Stock; 9,870 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	10	10
Common stock, $0.001 par value; 6,500,000,000 shares authorized; 14,046,252 shares issued and 12,443,938 shares outstanding as of September 30, 2023 and December 31, 2022, respectively	12,444	12,444
Additional paid in capital	40,180,669	40,180,669
Accumulated deficit	(61,734,094)	(52,176,465)
Total stockholders' deficit	(21,539,921)	(11,982,292)
Total liabilities and stockholders' deficit	$3,314,778	$8,080,273

*	Derived from audited information

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MESO NUMISMATICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$646,828	$367,697	$1,794,385	$963,967
Cost of revenue	196,535	102,779	553,467	445,814
Gross profit	450,294	264,919	1,240,919	518,153

Operating expenses
Advertising and marketing	93,227	80,892	349,675	216,389
Professional fees	161,628	143,117	626,411	735,186
Officer compensation	22,500	22,500	67,500	67,500
Depreciation and amortization expense	98,667	39,682	213,170	101,584
Investor relations	2,250	32,749	6,750	127,633
General and administrative	147,084	107,638	557,527	339,532
Total operating expenses	525,356	426,578	1,821,033	1,587,824

Other income (expense)
Interest expense	(1,657,600)	(1,183,166)	(4,858,406)	(3,454,874)
Gain on derivative financial instruments	964	876	3,889	10,482
Gain on settlement of debt	—	—	2,463	—
Impairment of goodwill	(4,125,460)	—	(4,125,460)	—
Loss from continuing operations	(5,857,159)	(1,343,949)	(9,557,629)	(4,514,062)

Discontinued operations:
Gain on sale of discontinued operations	—	(434)	—	(350)
Loss from discontinued operations	—	(434)	—	(350)
Net loss	$(5,857,159)	$(1,344,383)	$(9,557,629)	$(4,514,412)

Basic and diluted earnings (loss) per share from:
Continuing operations	$(0.47)	$(0.11)	$(0.77)	$(0.37)
Discontinued operations	—	—	—	—
Net loss per common share, basic and diluted	$(0.47)	$(0.11)	$(0.77)	$(0.37)

Weighted average number of common shares outstanding, basic and diluted	12,443,938	12,032,466	12,443,938	12,187,004

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MESO NUMISMATICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

For the Nine Months Ended September 30, 2023

(Unaudited)

	Series AA Preferred Stock		Series DD Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2022	1,050,000	$1,050	9,870	$10	12,443,938	$12,444	$40,180,669	$(52,176,465)	$(11,982,292)
Net loss	-	-	-		-	-	-	(9,557,629)	(9,557,629)
Balance, June 30, 2023	1,050,000	$1,050	9,870	$10	12,443,938	$12,444	$40,180,669	$(61,734,094)	$(21,539,921)

For the Three Months Ended September 30, 2023

	Series AA Preferred Stock		Series DD Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, July 1, 2023	1,050,000	$1,050	9,870	$10	12,443,938	$12,444	$40,180,669	$(55,876,935)	$(15,682,762)
Net loss	-	-	-		-	-	-	(5,857,159)	(5,857,159)
Balance, September 30, 2023	1,050,000	$1,050	9,870	$10	12,443,938	$12,444	$40,180,669	$(61,734,094)	$(21,539,921)

The accompanying notes are an integral part of these audited consolidated financial statements

MESO NUMISMATICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

For the Nine Months Ended September 30, 2022

(Unaudited)

	Series AA Preferred Stock		Series DD Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2021	1,050,000	$1,050	9,422	$10	12,085,125	$12,086	$39,899,491	$(46,669,644)	$(6,757,007)
Issuance of common stock for services	-	-	-	-	165,763	165	19,835	-	20,000
Issuance of preferred series DD for services-related party	-	-	448	-	-	-	251,536	-	251,536
Net loss	-	-	-		-	-	-	(4,514,412)	(4,514,412)
Balance, June 30, 2022	1,050,000	$1,050	9,870	$10	12,250,888	$12,251	$40,170,862	$(51,184,056)	$(10,999,883)

For the Three Months Ended September 30, 2022

	Series AA Preferred Stock		Series DD Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, July 1, 2022	1,050,000	$1,050	9,870	$10	12,250,888	$12,251	$40,170,862	$(49,839,673)	$(9,655,499)
Net loss	-	-	-		-	-	-	(1,344,383)	(1,344,383)
Balance, September 30, 2022	1,050,000	$1,050	9,870	$10	12,250,888	$12,251	$40,170,862	$(51,184,056)	$(10,999,883)

The accompanying notes are an integral part of these audited consolidated financial statements

MESO NUMISMATICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss from continuing operations	$(9,557,029)	$(4,514,062)
Non-cash adjustments to reconcile net loss to net cash:
Amortization of debt discount	2,295,758	1,319,796
Depreciation and amortization expense	213,170	101,584
Gain from changes in derivative liability fair values	(3,889)	(10,482)
Gain from settlement of debt	(2,463)	-
Impairment of goodwill	4,125,460	-
Changes in operating assets and liabilities:
Accounts receivable	14,755	(69,007)
Prepaid expenses	(10,750)	2,714
Accounts payable and accrued liabilities	2,535,788	2,104,501
Cash used for operating activities-continuing operations	(389,800)	(1,064,956)
Depreciation on discontinued operations	-	600
Gain on discontinued operations	-	(350)
Cash provided for operating activities-discontinued operations	-	250
CASH USED BY OPERATING ACTIVITIES	(389,800)	(1,064,706)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(101,594)	(129,901)
CASH USED BY INVESTING ACTIVITIES	(101,594)	(129,901)
CASH FLOWS FROM FINANCING ACTIVITIES

Principal payment on debt	(9,850)	(14,282)
CASH USED BY FINANCING ACTIVITIES	(9,850)	(14,282)
Net decrease in cash	(501,244)	(1,208,889)

Cash, beginning of period	1,645,185	2,978,525

Cash, end of period	$1,143,941	$1,769,636

Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$265

NON-CASH FINANCING ACTIVITIES:
Issuance of preferred series DD	$-	$251,536
Issuance of common shares for services	$-	$20,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MESO NUMISMATICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization and History

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

Pursuant to the terms of the Fifth Post Closing Amendment along with the completion of the acquisition of Global Stem Cells Group Inc., the issuance of the 1,000 shares of the Company’s Series CC Convertible Preferred Stock to Lans Holdings Inc. was terminated and replaced with a cash payment as consideration. The Company paid Lans Holdings Inc., by delivery in escrow, an amount equal to USD $8,200,000, which Cash Payment was used by Lans Holdings Inc. for the repurchase of all of its shares of common stock from its common shareholders. On November 3, 2021, the Company paid $8,200,000 in cash to an escrow account set up by Lans Holdings Inc.

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

Description of Business

As a result of this transaction, the Company is longer engaged in the sale of coins, paper currency, bullion and medals and it has moved into what is believed to be a more lucrative opportunity for the Company - the operations of Global Stem Cell Group.

The Company believes stem cell therapy is becoming an increasingly effective clinical solution for treating conditions that traditional or conventional medicine only offers within palliative care and pain management. The Company works with doctors and their staff to provide products, solutions, equipment, services, and training to help them be successful in the application of Stem Cell Therapies. The Company combines solutions from extensive clinical research with the manufacturing and commercialization of viable cell therapy and immune support related products that it believes will change the course of traditional medicine around the world forever. The Company’s revenue comes directly from the training and the seminars, from the resale of these kits, products, and equipment, services, and from the reoccurring application of the Company’s process using the kits and solutions it provides.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Global Stem Cells Group Inc. (since August 18, 2021) and Cellular Hope Institute, wholly-owned subsidiary of Global Stem Cells Group Inc. These condensed consolidated financial statements have been prepared and, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the consolidated financial position and the consolidated statements of income and consolidated cash flows for the periods presented in conformity with generally accepted accounting principles for interim consolidated financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X, Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America. Operating results for the nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2022, filed on April 14, 2023, which can be found at www.sec.gov. All significant intercompany transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid accounts with original maturities of three months or less to be cash equivalents. At September 30, 2023 and December 31, 2022, all of the Company’s cash was deposited in major banking institutions. There were no cash equivalents as of September 30, 2023 and December 31, 2022. Our cash balances at financial institutions may exceed the Federal Deposit Insurance Company’s (FDIC) insured limit of $250,000 from time to time.

Accounts Receivable

Accounts receivable are recorded at original invoice amount less an allowance for uncollectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on collectability of accounts receivable and prior bad debt experience. Accounts receivable balances are written off against the allowance upon management’s determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Management believes that credit risks on accounts receivable will not be material to the financial position of the Company or results of operations. The allowance for doubtful accounts was $0 and $0 as of September 30, 2023 and December 31, 2022, respectively.

Intangible Assets

Intangible assets with finite lives are amortized over their estimated useful lives. Intangible assets with indefinite lives are not amortized, but are tested for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment was recognized for the nine months ended September 30, 2023 and the year ended December 31, 2022.

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

Goodwill

We test our reporting unit for impairment annually at year end or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the carrying amount of a reporting unit exceeds its estimated fair value, we record an impairment loss based on the difference between fair value and carrying amount of the reporting unit, not to exceed to the associated carrying amount of goodwill. (see Note 11 for detail of goodwill).

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

Diluted net loss per share is calculated by including any potentially dilutive share issuances in the denominator. The following securities are excluded from the calculation of weighted average diluted shares at September 30, 2023 and December 31, 2022, respectively, because their inclusion would have been anti-dilutive.

	September 30,	December 31,
	2023	2022
Convertible notes outstanding	236,822	365,463
Convertible preferred stock outstanding	39,447,283	39,447,283
Shares underlying warrants outstanding	103,500,000	103,500,000
	143,184,105	143,312,746

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

At September 30, 2023 and December 31, 2022, the carrying amounts of the Company’s financial instruments, including cash, account payables, and accrued expenses, approximate their respective fair value due to the short-term nature of these instruments.

At September 30, 2023 and December 31, 2022, the Company does not have any assets or liabilities except for derivative liabilities related to convertible notes payable required to be measured at fair value in accordance with FASB ASC Topic 820, Fair Value Measurement.

The following presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value as of September 30, 2023 and December 31, 2022:

	Level 1	Level 2	Level 3	Total
September 30, 2023
Derivative liability	-	-	3,055	3,055
Total	$-	$-	$3,055	$3,055

December 31, 2022
Derivative liability	-	-	6,944	6,944
Total	$-	$-	$6,944	$6,944

Comprehensive Income

The Company records comprehensive income as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Other comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. As of September 30, 2023 and December 31, 2022, the Company had no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, resulting in an accumulated deficit of $61,734,094 and a working capital deficit of $23,243,793 as of September 30, 2023 and future losses are anticipated. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – REVENUE RECOGNITION

The Company recognizes revenue from the sales of products under ASC 606 by applying the following steps:

(1)	Identify the contract with a customer

(2)	Identify the performance obligations in the contract

(3)	Determine the transaction price

(4)	Allocate the transaction price to each performance obligation in the contract

(5)	Recognize revenue when each performance obligation is satisfied

The Company’s main source of revenue is comprised of the following:

●	Training-GSCG offers a Stem Cell & Exosomes Certification Program where physicians attending these training sessions will take advantage of a full review of stem cell biology, characterization and regenerative properties of cells and cell products, cytokines and growth factors and how they can be applied in a clinic setting. The physicians will pay for the training sessions upfront and receives all the material and certificate upon completion of seminar. Completion of the seminar is when control is transferred and when revenue is recognized.

●	Products-Physicians can order SVF Kits through GSCG, which includes EC Certificate from Institute for Testing and Certificating, Inc. SVT Kits are paid for upfront and shipped from a third party directly to physicians. Transfer of control is when the product is shipped, which is when revenue is recognized.

●	Equipment- Physicians can order equipment through GSCG, which includes a warranty from manufacture of equipment. Equipment is paid for upfront and shipped from manufacture directly to physicians. Transfer of control is when the equipment is shipped which is when revenue is recognized.

●	Patient procedures are the treatments GSCG is offering at its Cancun clinic. The transfer of control is when the procedures are completed, which is when revenue is recognized.

The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product to a customer or as services are rendered. Revenue is measured based on the consideration the Company receives in exchange for those products.

The following table presents the Company’s revenue by product category for the nine months ended September 30, 2023 and 2022:

	For the Nine Months Ended September 30,
	2023	2022
Training	$462,277	$199,672
Product supplies	981,756	552,634
Equipment	155,480	211,664
Patient procedures	194,872	-
Total revenue	$1,794,385	$963,967

Listed below are the revenues, cost of revenues, gross profits, assets and net loss by Company:

	For the Nine Months Ended
	September 30, 2023
	Global Stem Cells Group	Meso Numismatics	Total
Revenue	$1,794,385	$-	$1,794,385
Cost of revenue	553,467	-	553,467
Gross profit	$1,240,919	$-	$1,240,919
Gross Profit %	69.16%	0.00%	69.16%

Assets	$937,265	$2,377,513	$3,314,778
Net loss	$(253,826)	$(9,303,803)	$(9,557,629)

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

The significant outbreak of COVID-19 resulted in a widespread health crisis that adversely affected the economies and financial markets in which we operate. Restrictions in international travel along with in person meetings limited our training of new customers along with selling them products and equipment which adversely affecting our results of operations and financial condition during 2021 and the first six months of 2022.

During the fourth quarter of 2022 and into 2023 we started recovering from the COVID-19 pandemic with restrictions in international travel removed along with the opening of the Cancun facility in the second half of 2022, which provided a facility for physicians to come for training and preform patient procedures.

The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to collect accounts receivable and the ability of the Company to continue to provide high-quality services and equipment. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities at the date of issuance of these financial statements. These estimates may change as new events occur and additional information is obtained.

NOTE 4 – NOTES PAYABLE

Convertible Notes Payable

On November 25, 2019, Meso Numismatics, Inc. pursuant to the certificate of designation of the Series BB Preferred Stock, elected to exchange the preferred shares for other indebtedness calculated at a price per share equal to $1.20. Upon the Company’s mailing of the Exchange Agreement, the shareholder had the option, within 30 days of such mailing date and subject to the execution of this Agreement to receive the Indebtedness in the form of a convertible note. If the shareholder did not give the Meso Numismatics, Inc. notice the Indebtedness shall automatically was issued in the form of a promissory note. The convertible note agreements bear no interest and have a four (4) year maturity date. The notes may be repaid in whole or in part at any time prior to maturity. There are no shares of common stock issuable upon the execution of the promissory notes. The notes are convertible, at the investors’ sole discretion, into shares of common stock at conversion price equal to the lowest bid price of the Common Stock as reported on the National Quotations Bureau OTC Markets exchange for the three prior trading days including the day upon which a Notice of Conversion is received by the Company. As of December 31, 2019, 81,043 Preferred Series BB shares were exchange for an aggregate of $97,252 convertible notes. During the periods ending September 30, 2023 and December 31, 2022, the Company made payments of $9,850 and $15,000, respectively, on the outstanding convertible notes.

The balance of the convertible notes as of September 30, 2023 and December 31, 2022 is as follows:

	September 30,	December 31,
	2023	2022
Convertible notes payable	$44,939	$57,252
Less: Discount	(12,154)	(19,833)
Convertible notes payable, net	$32,785	$37,419

During the periods ending September 30, 2023 and December 31, 2022, the Company incurred $7,679 and $18,437, respectively, of debt discount amortization expense and made payments of $9,850 and $15,000, respectively, on the outstanding convertible notes. As of September 30, 2023 and December 31, 2022, the Company had no accrued interest.

Promissory Notes Payable

During 2015, the Company entered into line of credit with Digital Arts Media Network treated as a promissory note. The promissory note bear interest at ten (10%) and have a one (1) year maturity date. The notes may be repaid in whole or in part at any time prior to maturity. There are no shares of common stock issuable upon the execution of the promissory notes. As of September 30, 2023 and December 31, 2022, the principal balance of the outstanding loan was $130,025 and $130,025, respectively, and accrued interest of $102,325 and $92,600, respectively.

On November 25, 2019, Meso Numismatics, Inc. pursuant to the certificate of designation of the Series BB, Preferred Stock elected to exchange the preferred shares for other indebtedness calculated at a price per share equal to $1.20. Upon the Company’s mailing of the Exchange Agreement, the shareholder shall have the option, within 30 days of such mailing date and subject to the execution of this Agreement to receive the Indebtedness in the form of a convertible note. Should the shareholder not give the Meso Numismatics, Inc. notice the Indebtedness shall automatically be issued in the form of a promissory note. The promissory note agreements bear no interest and have a four (4) year maturity date with a 20% premium to be paid upon maturity. The notes may be repaid in whole or in part at any time prior to maturity. As of December 31, 2019, 276,723 Preferred Series BB shares were exchange for an aggregate of $332,068 promissory notes. As of September 30, 2023 and December 31, 2022, the aggregate loan balances outstanding was $398,482 and $398,482, respectively, and unamortized discount of $10,062 and $16,083, respectively.

On December 3, 2019, Melvin Pereira, the prior CEO, converted 18,500 shares of the 25,000 shares of Series BB preferred stock to acquire one hundred (100%) percent of Meso’s common stock into 250,999 shares of the Company’s common stock and elected to exchange the remaining 6,500 shares of Series BB preferred stock for a promissory note of $7,800, which is shown as a related party note payable on the balance sheet on September 30, 2023 and December 31, 2022.

At December 7, 2020 the Company exchanged $5,379,624 of principal, default penalty and accrued but unpaid interest on convertible notes for $5,379,624 promissory notes and cashless warrants to purchase 15,000,000 shares of our common stock with three separate lenders. The new notes have a maturity date of November 23, 2023 and an aggregate principal amount of $5,379,624 shall bear interest at a fifteen (15%) percentage compounded annual interest rate and, as an incentive; we have issued cashless warrants to purchase 15,000,000 shares of our common stock at an exercise price of $0.03 per share in connection with the restructuring. The Company recorded the fair value of the 15,000,000 warrants issued with debt at approximately $262,376 at December 31, 2020 as a discount. Lender is granted security interest and lien in all rights, title and interest in the assets and property of the as collateral. As of September 30, 2023 and December 31, 2022, the aggregate loan balances outstanding was $5,379,624 and $5,379,624, respectively, and unamortized discount of $20,427 and $81,700, respectively.

On December 9, 2020, the Company entered into a Promissory Debentures with a lender in the amount of $110,000 which bear compounded annual interest at fifteen (15%) percent and have a two (2) year maturity date and cashless warrants to purchase 1,000,000 shares of our common stock. The notes may be repaid in whole or in part at any time prior to maturity. The lender had advanced a total of $100,000, net of discount in the amount of $10,000 to the Company. The Company recorded the fair value of the 1,000,000 warrants issued with debt at approximately $17,491 at December 31, 2020 as a discount.  As of September 30, 2023 and December 31, 2022, the outstanding loan balance was $110,000 and $110,000, respectively, and unamortized discount of $2,009 and $8,611, respectively.

On January 6, 2021, the Company entered into a Promissory Debentures with a lender in the amount of $1,000,000 which bear interest at fifteen (15%) percent and have a one (1) year maturity date and cashless warrants to purchase 10,000,000 shares of our common stock, at exercise prices of $0.03 per share. The notes may be repaid in whole or in part at any time prior to maturity. The lender had advanced a total of $900,000, net of discount in the amount of $100,000 to the Company. The Company recorded the fair value of the 10,000,000 warrants issued with debt at approximately $237,811 at the date of issuance as a discount. As of September 30, 2023 and December 31, 2022, the outstanding loan balance was $1,000,000 and $1,000,000, respectively, and unamortized discount of $0.00 and $0.00, respectively. This loan is currently in default.

On June 22, 2021, the Company entered into a Promissory Debentures with a lender in the amount of $11,600,000 which bear interest at twelve (12%) percent and have a three (3) year maturity date and cashless warrants to purchase 70,000,000 shares of our common stock, at exercise prices of $0.10 per share. The notes may be repaid in whole or in part at any time prior to maturity. The lender had advanced a total of $10,500,000, net of discount in the amount of $1,100,000 to the Company. The Company recorded the fair value of the 70,000,000 warrants issued with debt at approximately $5,465,726 at the date the warrants were issued as a discount. Lender is granted senior security interest and lien in all rights, title and interest in the assets and property of the Company as collateral. As of September 30, 2023 and December 31, 2022, the outstanding loan balance was $11,600,000 and $11,600,000, respectively, and unamortized discount of $2,622,545 and $4,707,853, respectively.

On August 18, 2021, through a Stock Purchase Agreement in which 100% of the outstanding shares of Global Stem Cell Group, Inc. the Company acquired a 2018 Jaguar F-Pace which was acquired from Benito Novas for $45,000 on January 8, 2019 and assumed the related auto loan, with an original loan amount of $20,991 at 8.99% interest for 48 months and monthly payments of $504.94. As of September 30, 2023 and December 31, 2022, the principal balance of the outstanding auto loan was $0.00 and $0.00, respectively.

On August 18, 2021, through a Stock Purchase Agreement in which 100% of the outstanding shares of Global Stem Cell Group, Inc. the Company assumed the November 17, 2020, agreement with an Investor for proceeds in the amount of $400,000 treated as a promissory. In exchange for the gross proceeds, the Investor shall receive the right to a perpetual 7.75% (payment percentage) of the revenues of Global Stem Cell Group. The payments of the payment percentage shall be calculated by multiplying the gross quarterly revenues appearing in the financial statements by the payment percentage and treated as accrued interest. Payments shall be made ninety (90) days from the end of each respective fiscal quarter with the first payment to be made on the quarter ending December 31, 2020. Payments may be accrued and deferred if payment would deplete cash, cash equivalent and/or short-term investment balances on each respective fiscal quarter by more than twenty (20%) percent. As of September 30, 2023 and December 31, 2022, the principal balance of the outstanding loan was $400,000 and $400,000, respectively, and accrued interest totals $344,844 and $205,779, respectively. This debt instrument is currently in default due to the non-payment of interest.

On September 20, 2021, the Company entered into a Promissory Debentures with a lender in the amount of $1,100,000 which bear interest at twelve (12%) percent and have a three (3) year maturity date and cashless warrants to purchase 7,500,000 shares of our common stock, at exercise prices of $0.085 per share. The notes may be repaid in whole or in part at any time prior to maturity. The lender had advanced a total of $1,000,000, net of discount in the amount of $100,000 to the Company. The Company recorded the fair value of the 7,500,000 warrants issued with debt at approximately $360,607 at the time of issuance as a discount. As of September 30, 2023 and December 31, 2022, the outstanding loan balance was $1,100,000 and $1,100,000, respectively, and unamortized discount of $223,639 and $350,416, respectively.

On December 30, 2021, the parties wished to modify the terms of the Promissory Debentures dated July 13, 2020 in the amount of $6,000 and accrued interest in the amount of $1,578 by issuing a new promissory note and extend the date of maturity. In consideration for the new terms, the Promissory Debenture dated December 30, 2021 shall include a five (5%) percent premium for a total of $7,958 which bear interest at twelve (12%) percent and have a seventeen (17) months maturity date. The notes may be repaid in whole or in part at any time prior to maturity. As of September 30, 2023 and December 31, 2022, the outstanding loan balance was $7,958 and $7,958, respectively, and unamortized discount of $0.00 and $139, respectively.

On December 30, 2021, the parties wished to modify the terms of the Promissory Debentures dated July 15, 2020 in the amount of $84,000 and accrued interest in the amount of $22,162 by issuing a new promissory note and extend the date of maturity. In consideration for the new terms, the Promissory Debenture dated December 30, 2021 shall include a five (5%) percent premium for a total of $111,470 which bear interest at twelve (12%) percent and have a seventeen (17) months maturity date. The notes may be repaid in whole or in part at any time prior to maturity. As of September 30, 2023 and December 31, 2022, the outstanding loan balance was $111,470 and $111,470, respectively, and unamortized discount of $0.00 and $1,950, respectively.

The balance of the promissory as of September 30, 2023 and December 31, 2022 is as follows:

	September 30,	December 31,
	2023	2022
Promissory notes payable	$20,229,759	$20,229,759
Promissory notes payable-related party	7,800	7,800
Less: Discount	(2,854,483)	(5,117,631)
Less: Deferred finance costs	(24,200)	(49,132)
Promissory notes payable, net	$17,358,876	$15,070,796

During the periods ending September 30, 2023 and December 31, 2022, the Company made $0 and $5,776 payments, respectively on the outstanding promissory notes, and recorded $2,423,092 and $2,898,155, respectively, of interest expense and $2,288,079 and $1,738,327, respectively, of debt discount amortization expense. As of September 30, 2023 and December 31, 2022, the Company had approximately $7,080,621 and $4,657,529, respectively, of accrued interest. As of September 30, 2023 and December 31, 2022, the principal balance of outstanding promissory notes payable was $20,237,559 and $20,237,559, respectively.

Derivatives Liabilities

The Company determined that the convertible notes outstanding as of September 30, 2023 contained an embedded derivative instrument as the conversion price was based on a variable that was not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40.

The Company determined the fair values of the embedded convertible notes derivatives and tainted convertible notes using the lattice valuation model with the following assumptions:

September 30,
2023
Common stock issuable	236,822
Market value of common stock on measurement date	$0.0129
Adjusted exercise price	$0.06
Risk free interest rate	5.20%
Instrument lives in years	1.25 Year
Expected volatility	64%
Expected dividend yields	None

At December 7, 2020, the Company exchanged $5,379,624 of principal, default penalty and accrued but unpaid interest on convertible notes for $5,379,624 promissory notes and cashless warrants to purchase 15,000,000 shares of our common stock which eliminated the derivative liability associated with this debt.

The balance of the fair value of the derivative liability as of September 30, 2023 and December 31, 2022 is as follows:

Balance at December 31, 2021	$20,442
Additions	-
Fair value loss	(10,856)
Conversions	(2,642)
Balance at December 31, 2022	6,944
Additions	-
Fair value gain	(2,541)
Conversions	(1,348)
Balance at September 30, 2023	$3,055

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

As of September 30, 2023 and December 31, 2022, the Company had 12,443,938 and 12,443,938 common shares issued and outstanding, respectively.

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

The following table summarizes the Company’s warrant transactions during the nine months ended September 30, 2023 and the year ended December 31, 2022:

	Number of Shares Underlying Warrants	Weighted Average Exercise Price
Outstanding at year ended December 31, 2021	103,500,000	$0.082
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at year ended December 31, 2022	103,500,000	$0.082
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at quarter ended September 30, 2023	103,500,000	$0.082

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

As of September 30, 2023 and December 31, 2022, the Company has 1,050,000 and 1,050,000 preferred shares of Series AA Preferred Stock issued and outstanding, respectively. During the period of these financial statements, no dividend was declared or paid on the Series AA preferred shares.

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

Each holder of outstanding shares of Series BB shall be entitled to convert on a 1 for 1 basis into shares of the Company’s common stock any or all of their shares of Series BB after a minimum of six (6) months have elapsed from the issuance of the preferred stock to the holder. The Series BB has no voting rights until the Holder redeems the preferred stock into the Company’s common stock. The Series BB shall not be adjusted by the Corporation.

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

As of September 30, 2023 and December 31, 2022, the Company had no preferred shares of Series BB issued and outstanding

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

As of September 30, 2023 and December 31, 2022, the Company had 9,870 and 9,870 preferred shares of Series DD issued and outstanding, respectively. During the period of these financial statements, no dividend was declared or paid on the Series DD preferred shares.

NOTE 6 – RELATED PARTY TRANSACTIONS

In consideration of mutual covenants set forth in the Professional Service Consulting Agreement, Dave Christensen, current Director, President, Chief Executive Officer, Chief Financial Officer and Secretary, shall be compensated monthly based on an annual rate of $90,000 starting January 1, 2022. Additionally, the agreement includes an issuance of 896 shares of Series DD Preferred Stock of the Company. An amount of 448 shares were issued on August 18, 2021 and the remaining 448 were issued on February 18, 2022. Amounts paid to Enterprise Technology Consulting, a Company 100% owned by Dave Christensen, CEO, for consulting services during the nine months ended September 30, 2023 and the year ended December 31, 2022 were $67,500 and $90,000, respectively.

On August 18, 2021, through a Stock Purchase Agreement in which 100% of the outstanding shares of Global Stem Cell Group, Inc. the Company acquired a 2018 Jaguar F-Pace which was acquired from Benito Novas for $45,000 on January 8, 2019 and assumed the related auto loan, with an original loan amount of $20,991 at 8.99% interest for 48 months and monthly payments of $504.94. As of September 30, 2023 and December 31, 2022, the principal balance of the outstanding auto loan was $0.00.

Benito Novas’ brother, sister and nephew provide marketing/administrative and training/R&D services to Global Stem Cells Group and were paid $179,219 in the aggregate as consultants during the nine months ended September 30, 2023, and $200,390 in the aggregate for the year ended December 31, 2022.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Pursuant to an Agreement between Global Stem Cell Group and a lender dated November 17, 2020, in the event that any of Global Stem Cell Group, and/or the Entities and /or Parent (individually the “Company” and collectively the “Companies”) dispose of any Assets to any party or third party or parties (an “Asset Disposition”), then Global Stem Cell Group shall undertake to cause such party, third party or parties to acquire the perpetual right of a percentage of Global revenues from the Investor. The consideration for the Right shall be equal to the fair value (“FV”) of the Assets at the time of the Asset Disposition (the “Asset Disposition Payment”). The Asset Disposition Payment shall not exceed 27.5% (twenty-seven and a half percent) of the fair market value of the Assets.

During the period ending December 31, 2021, Global Stem Cell Group, Inc. entered into the Cancun lease with HELLIMEX, S.A. DE CV beginning January 16 2022 and ending on January 15, 2024. The property is located in the Tulum Trade Center, consisting of 1,647 square feet with a monthly rent of $2,714 and security deposit of $5,588. During the nine months ended September 30, 2023 and the year ended December 31, 2022 the Company paid $41,164 and $44,097, respectively in rent expense.

NOTE 8 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	September 30, 2023	December 31, 2022
Computer, equipment and vehicles (5 year useful life)	$166,774	$149,196
Leasehold improvements (2 year useful life)	217,224	133,208
Less: accumulated depreciation	(236,150)	(96,135)
Total property and equipment, net	$147,848	$186,269

Depreciation expense for the nine months ended September 30, 2023 and the year ended December 31, 2022 was $140,015 and $55,199, respectively.

We evaluate the carrying value of long-lived assets for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Further testing of specific assets or grouping of assets is required when undiscounted future cash flows associated with the assets is less than their carrying amounts. An asset is considered to be impaired when the anticipated undiscounted future cash flows of an asset group are estimated to be less than its carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows. We recorded no impairment of long-lived assets for the nine months ended September 30, 2023 and the year ended December 31, 2022.

NOTE 9 – INTELLECTUAL PROPERTY

A third party independent valuation specialist was asked to determine the value of Global Stem Cell Group, Inc., tangible and intangible assets assuming the offering price was at fair value. In order to perform the purchase price allocation, the tangible and intangible assets were valued as of August 18, 2021.

The Fair Value of the intangible assets as of the Valuation Date is reasonably represented as:

	September 30, 2023	December 31, 2022
Tradename - Trademarks	$87,700	$87,700
Intellectual Property / Licenses	363,000	363,000
Customer Base	37,000	37,000
Intangible assets	487,700	487,700
Less: accumulated amortization	(206,771)	(133,616)
Total intangible assets, net	$280,929	$354,084

Amortization is computed on straight-line method based on estimated useful lives of 5 years. During the nine months ended September 30, 2023 and the year ended December 31, 2022, the Company recorded amortization expense of the intellectual property of $73,155 and $97,540, respectively.

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

The following table summarizes the Company’s undiscounted cash payment obligations for its non-cancelable lease liabilities through the end of the expected term of the lease:

2023	$8,142
2024	2,714
2025	—
2026	—
2027	—
Total undiscounted cash payments	10,856
Less interest	(103)
Present value of payments	$10,753

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

The following table summarizes the Company's carrying amount of goodwill during the nine months ended September 30, 2023 and the year ended December 31, 2022:

Goodwill
Balance at December 31, 2021	$5,805,438
Acquisition	-
Impairment	-
Balance at December 31, 2022	$5,805,438
Acquisition	-
Impairment	(4,125,460)
Balance at September 30, 2023	$1,679,978

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

The Company has recognized impairment of $4,125,460 and Goodwill balance as of September 30, 2023 is $1,679,978.

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

The following table presents the loss from discontinued operations for the nine months ended September 30, 2022:

Revenue	$24,991
Cost of revenue	23,024
Gross profit	1,967

Operating expenses
Advertising and marketing	117
Depreciation and amortization expense	600
General and administrative	1,599
Total operating expenses	2,316
Gain from discontinued operations	$(350)

NOTE 13 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, we have analyzed events and transactions that occurred subsequent to September 30, 2023 through the date these financial statements were issued and have determined that we do not have any other material subsequent events to disclose or recognize in these financial statement

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Below is a summary of the results of operations for the three months ended September 30, 2023 and 2022.

	For the Three Months Ended September 30,
	2023	2022	$ Change	% Change
Revenue	$646,828	$367,697	$279,131	75.91%
Cost of revenue	196,535	102,779	93,756	91.22%
Gross profit	450,294	264,919	185,375	69.97%

Operating expenses
Advertising and marketing	93,227	80,892	12,335	15.25%
Professional fees	161,628	145,117	18,511	12.93%
Officer compensation	22,500	22,500	-	0.00%
Depreciation and amortization expense	98,667	39,682	58,985	148.64%
Investor relations	2,250	32,749	(30,499)	-93.13%
General and administrative	147,084	107,638	39,447	36.65%
Total operating expenses	525,356	426,578	98,778	23.16%

Other income (expense)
Interest expense	(1,657,600)	(1,183,166)	(474,434)	40.10%
Gain on Derivative financial instruments	964	876	88	10.05%
Impairment of goodwill	(4,125,460)	-	(4,125,460)	0.00%
Loss from continuing operations	(5,857,159)	(1,343,949)	(4,513,210)	335.82%

Discontinued operations:
Gain on sale of discontinued operations	-	(434)	434	-100.00%
Gain from discontinued operations	-	(434)	434	-100.00%
Net loss	$(5,857,159)	$(1,344,383)	$(4,512,776)	335.68%

Revenue

Revenue increased by 75.91% in the amount of $279,151 for the three months ended September 30, 2023, compared to the same period in 2022. The key reason for the increase in revenue was a result of the opening of the Cancun facility in the second half of 2022, which provided a facility for physicians to come for training and preform patient procedures. Additional, Global Stem Cells Group, like almost everyone else in the world, was severely affected by the covid 19 pandemic during 2021 and the first six months of 2022, restrictions our international travel along with in person meetings limited our training of new customers along with selling them products and equipment, which adversely affecting our results of operations.

We expect that our revenues will increase in future quarters, as we ramp up operations at our manufacturing facilities, and as we continue to increase our advertising and awareness efforts across the globe for our products and services.

The following table presents our revenue by product category for the three months ended September 30, 2023 and 2022:

	For the Three Months Ended September 30,
	2023	2022
Training	$170,813	$87,996
Product supplies	352,300	201,308
Equipment	45,740	78,393
Patient procedures	77,975	-
Total revenue	$646,828	$367,697

Operating expenses

Operating expenses increased by 23.16% in the amount of $98,778 for the three months ended September 30, 2023, compared to the same period in 2022. Listed below are the major changes to operating expenses:

Advertising and marketing fees increased by $12,335 for the three months ended September 30, 2023, compared to the same period in 2022, primarily due to an increase in advertising by Global Stem Cells Group.

Professional fees increased by $18,511 for the three months ended September 30, 2023, compared to the same period in 2022, primarily due to audit fees.

Depreciation and amortization increased by $98,667 for the three months ended September 30, 2023, compared to the same period in 2022, primarily due to completion of the Cancun facility in May 2022.

Investor relations decreased by $30,499 for the three months ended September 30, 2023, compared to the same period in 2022, primarily due to the expiration of an agreement with an investor relation firm at December 31, 2022.

General and administrative expense increase by $147,084 for the three months ended September 30, 2023, compared to the same period in 2022, primarily due to an increase in travel and expenses associated with the Cancun facility.

We expect our overall operating expenses to increase on a quarterly basis for the balance of the year and into 2024 as we further implement our business plan. We expect increases in future quarters over all major categories as we engage in efforts to increase brand awareness with our products and services, including advertising campaigns and investor relation services. We also expect an increase in general operating costs and growth initiatives as we ramp up operations and seek to expand them.

Other expense

Other expense increased by $4,599,807 for the three months ended September 30, 2023, compared to the same period in 2022, primarily as a result of impairment of goodwill of $4,125,460, the increase in amortization of debt discount of $329,297 and $145,137 of interest on promissory notes.

Discontinued operations

On October 28, 2022, we completed the disposition of our prior coins, paper currency, bullion and medals business by entering into an Agreement of Conveyance, Transfer and Assignment of Subsidiary with our prior officer and director, Mr. Melvin Pereira, pursuant to which we agreed to sell Mr. Pereira 100% of our interest in Meso Numismatics Corp., a Florida corporation.  The Company reclassified the results of operations of the coins, paper currency, bullion and medals business resulting in a loss on discontinued operations of $434 for the three months ended September 30, 2022.

The following table presents the loss from discontinued operations for the three months ended September 30, 2022:

Revenue	$6,662
Cost of revenue	6,585
Gross profit	77

Operating expenses
Advertising and marketing	39
Depreciation and amortization expense	200
General and administrative	271
Total operating expenses	510
Gain from discontinued operations	$(434)

Net Loss

We recorded a net loss of $5,857,159 for the three months ended September 30, 2023, as compared with a net loss of $1,344,383 for the same period in 2022.

Below is a summary of the results of operations for the nine months ended September 30, 2023 and 2022.

	For the Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Revenue	$1,794,385	$963,967	$830,418	86.15%
Cost of revenue	553,467	445,814	107,653	24.15%
Gross profit	1,240,919	518,153	722,765	139.49%

Operating expenses
Advertising and marketing	349,675	216,389	133,286	61.60%
Professional fees	626,411	735,186	(108,775)	-14.80%
Officer compensation	67,500	67,500	-	0.00%
Depreciation and amortization expense	213,170	101,584	111,586	109.85%
Investor relations	6,750	127,633	(120,883)	-94.71%
General and administrative	557,527	339,532	217,996	64.20%
Total operating expenses	1,821,033	1,587,824	233,209	14.69%

Other income (expense)
Interest expense	(4,858,406)	(3,454,874)	(1,403,532)	40.62%
Gain on Derivative financial instruments	3,889	10,482	(6,593)	-62.90%
Gain on settlement of debt	2,463	-	2,463	0.00%
Impairment of goodwill	(4,125,460)	-	(4,125,460)	0.00%
Loss from continuing operations	(9,557,629)	(4,514,062)	(5,043,566)	102.53%

Discontinued operations:
Gain on sale of discontinued operations	-	(350)	350	-100.00%
Gain from discontinued operations	-	(350)	350	-100.00%
Net loss	$(9,557,629)	$(4,514,412)	$(5,043,217)	111.71%

Revenue

Revenue increased by 86.15% in the amount of $830,418 for the nine months ended September 30, 2023, compared to the same period in 2022. The key reason for the increase in revenue was a result of the opening of the Cancun facility in the second half of 2022, which provided a facility for physicians to come for training and preform patient procedures. Additional, Global Stem Cells Group, like almost everyone else in the world, was severely affected by the covid 19 pandemic during 2021 and the first six months of 2022, restrictions our international travel along with in person meetings limited our training of new customers along with selling them products and equipment which adversely affecting our results of operations.

We expect that our revenues will increase in future quarters, as we ramp up operations at our manufacturing facilities, and as we continue to increase our advertising and awareness efforts across the globe for our products and services.

The following table presents our revenue by product category for the nine months ended September 30, 2023 and 2022:

	For the Nine Months Ended September 30,
	2023	2022
Training	$462,277	$199,672
Product supplies	981,756	552,634
Equipment	155,480	211,661
Patient procedures	194,872	-
Total revenue	$1,794,385	$963,967

Operating expenses

Operating expenses increased by 14.69% in the amount of $233,209 for the nine months ended September 30, 2023, compared to the same period in 2022. Listed below are the major changes to operating expenses:

Advertising and marketing fees increased by $133,286 for the nine months ended September 30, 2023, compared to the same period in 2022, primarily due to an increase in advertising by Global Stem Cells Group.

Professional fees decreased by $108,775 for the nine months ended September 30, 2023, compared to the same period in 2022, primarily due to audit fees.

Depreciation and amortization increased by $111,586 for the nine months ended September 30, 2023, compared to the same period in 2022, primarily due to completion of the Cancun facility in May 2022.

Investor relations decreased by $120,883 for the nine months ended September 30, 2023, compared to the same period in 2022, primarily due to the expiration of an agreement with an investor relation firm at December 31, 2022.

General and administrative expense increase by $217,996 for the nine months ended September 30, 2023, compared to the same period in 2022, primarily due to an increase in travel and expenses associated with the Cancun facility.

We expect our overall operating expenses to increase on a quarterly basis for the balance of the year and into 2024 as we further implement our business plan. We expect increases in future quarters over all major categories as we engage in efforts to increase brand awareness with our products and services, including advertising campaigns and investor relation services. We also expect an increase in general operating costs and growth initiatives as we ramp up operations and seek to expand them.

Other expense

Other expense increased by $5,533,123 for the nine months ended September 30, 2023, compared to the same period in 2022, primarily as a result of impairment of goodwill of $4,125,460, the increase in amortization of debt discount of $962,731 and $440,801 of interest on promissory notes.

Discontinued operations

On October 28, 2022, we completed the disposition of our prior coins, paper currency, bullion and medals business by entering into an Agreement of Conveyance, Transfer and Assignment of Subsidiary with our prior officer and director, Mr. Melvin Pereira, pursuant to which we agreed to sell Mr. Pereira 100% of our interest in Meso Numismatics Corp., a Florida corporation.  The Company reclassified the results of operations of the coins, paper currency, bullion and medals business resulting in a loss on discontinued operations of $350 for the nine months ended September 30, 2022.

The following table presents the loss from discontinued operations for the nine months ended September 30, 2022:

Revenue	$24,991
Cost of revenue	23,024
Gross profit	1,967

Operating expenses
Advertising and marketing	117
Depreciation and amortization expense	600
General and administrative	1,599
Total operating expenses	2,316
Gain from discontinued operations	$(350)

Net Loss

We recorded a net loss of $9,557,629 for the nine months ended September 30, 2023, as compared with a net loss of $4,514,412 for the same period in 2022.

Liquidity and Capital Resources

Since inception, we have financed our operations through private placements and convertible notes. The following is a summary of the cash and cash equivalents as of September 30, 2023 and December 31, 2022.

	September 30, 2023	December 31, 2022	$ Change	% Change
Cash and cash equivalents	$1,143,941	$1,645,185	$(501,244)	-30.47%

Summary of Cash Flows

Below is a summary of our cash flows for the nine months ended September 30, 2023 and 2022.

	For the Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(389,800)	$(1,064,706)
Net cash used in investing activities	(101,594)	(129,901)
Net cash used in financing activities	(9,850)	(14,282)
Net decrease in cash and cash equivalents	$(501,244)	$(1,208,889)

Operating activities

Net cash used in operating activities was $389,800 during the nine months ended September 30, 2023 and consisted of a net loss of $9,557,629, which was offset by a net change in operating assets and liabilities of $2,539,793 and non-cash items of $6,628,036. The non-cash items for the nine months ended September 30, 2023, consisted of impairment of goodwill of $4,125,460, depreciation and amortization expenses of $213,170 and amortization of debt discount of $2,295,758, partially offset by the change in derivative liabilities of $3,889 and gain on settlement of debt of $2,463. The significant change in operating assets and liabilities was an increase in accounts payable and accrued liabilities, partially offset by the decrease in accounts receivable and prepaid expense.

Net cash used in operating activities was $1,064,706 during the nine months ended September 30, 2022 and consisted of a net loss from continuing operations of $4,514,062, which was offset by a net change in operating assets and liabilities of $2,038,208 and non-cash items of $1,410,898. The non-cash items for the nine months ended September 30, 2022, consisted of depreciation and amortization expenses of $101,784 and amortization of debt discount of $1,319,796, partially offset by the change in derivative liabilities of $10,482. The significant change in operating assets and liabilities was an increase in accounts payable and accrued liabilities partially offset by the decrease in accounts receivable and prepaid expense and loss on discontinued operations of $350.

Investing activities

Net cash used in investing activities was $101,594 and consisted of the purchase of property and equipment associated with the Cancun facility during the nine months ended September 30, 2023.

Net cash used in investing activities was $129,901 and consisted of the purchase of property and equipment associated with the completion of the Cancun lab during the nine months ended September 30, 2022.

Financing activities

Net cash used in financing activities was $9,850 and consisted of principal payment of debt for the nine months ended September 30, 2023.

Net cash used in financing activities was $14,282 and consisted of principal payment of debt for the nine months ended September 30, 2022.

Going Concern

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, resulting in an accumulated deficit of approximately $61,734,094 and a working capital deficit of $23,243,793 as of September 30, 2023 and future losses are anticipated. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of September 30, 2023, the Company had no off-balance sheet arrangements.

Critical Accounting Policies

Our critical accounting policies have not materially changed during the nine months ended September 30, 2023. Furthermore, the preparation of our financial statements is in conformity with generally accepted accounting principles in the United States of America, or GAAP. The preparation of our financial statements requires management to make judgments and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. Our management believes that we consistently apply these judgments and estimates, and the financial statements fairly represent all periods presented. However, any differences between these judgments and estimates and actual results could have a material impact on our statements of income and financial position.

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

(4)	Allocate the transaction price to each performance obligation in the contract

(5)	Recognize revenue when each performance obligation is satisfied

There was no material impact on the Company’s financial statements as a result of adopting Topic 606 for the nine months ended September 30, 2023 and the year ended December 31, 2022.

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

At September 30, 2023 and December 31, 2022, the carrying amounts of the Company’s financial instruments, including cash, account payables, and accrued expenses, approximate their respective fair value due to the short-term nature of these instruments.

At September 30, 2023 and December 31, 2022, the Company does not have any assets or liabilities except for derivative liabilities related to convertible notes payable required to be measured at fair value in accordance with FASB ASC Topic 820, Fair Value Measurement.

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

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the nine months ended September 30, 2023. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We have inadequate controls to ensure that information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting. Management evaluated the impact of the lack of timely communication between non–financial personnel and financial personnel on our assessment of our reporting controls and procedures and has concluded that the control deficiency represented a material weakness.

3.	The Company failed to account for the acquisition of GSCG using the full purchase accounting method in accordance with ASC 805.

To address these material weaknesses, management engaged financial consultants, performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. We have not remedied the material weaknesses as of September 30, 2023. The Company plans to take remedial action to address these weaknesses during the fiscal year ended December 31, 2023.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the nine months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except the implementation of the controls identified above.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

N/A.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in Extensible Business Reporting Language (XBRL).
101.INS**	Inline XBRL Instance Document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

**	Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Dated November 20, 2023	MESO NUMISMATICS, INC.

	By:	/s/ David Christensen
David Christensen
President, Chief Executive Officer, Chief Financial Officer, Secretary and Director (Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)