Form 10-K
period 2023-12-31
MESO NUMISMATICS, INC.
filed 2024-04-15
CIK 1760026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 12,493,938 shares as of March 30, 2024

i

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

Global Stem Cells Group, as almost everyone else in the world, was severely affected by the covid 19 pandemic. As we have been recovering in 2022 and into 2023, we are integrating every aspect of the regenerative medicine industry. During 2024, we plan to continue to add manufacturing and commercialization of viable cell therapy and immune support related products that we believe will change the course of traditional medicine around the world forever.

We believe this strategy will allow us the ability to increase our current revenues and create immediate revenue streams through product sales, distribution, and clinical applications, driven by our extensive education platform here are our main projects and revenue generators for 2024 and beyond.

Global Stem Cell Group Operations

We operate through our wholly owned subsidiary, Global Stem Cells Group (referred to sometimes as “GSCG”), which offers the following products and services for value:

■	Treatments - Patient procedures from treatments GSCG is offering at its Cancun, Mexico clinic, with another clinic soon expected in a joint venture with an investor under renovation in Dubai, UAE.

■	Training - GSCG offers a Stem Cell & Exosomes Certification Program where physicians attending these training sessions take advantage of a full review of stem cell biology, characterization and regenerative properties of cells and cell products, cytokines and growth factors and how they can be applied in a clinic setting. Other trainings and programs are available.

■	Products - Physicians can order SVF Kits through GSCG, which includes EC Certificate. The SVF Kits are being used in clinical procedures like intra-articular injections, cosmetic surgery, acne scarring, dermal injections, stem cell enriched fat transfers, chronic ulcers, and other conditions today.

■	Equipment - Physicians can order equipment through GSCG, which includes medical supplies, equipment and resources required to practice regenerative medicine.

Manufacturing Facilities

We own no real estate, but we have a lease for property located in Cancun, Mexico and soon in Dubai, UAE. These facilities are designed to be both treatment centers for services and manufacturing laboratories for product offerings. We believe GSCG is at the forefront of cellular product manufacturing and therapeutic development. The Manufacturing Facilities division is responsible for the production of various cellular products and therapies, spanning different categories and locations around the world.

Cell Therapy Product Manufacturing Facility in Cancun, Mexico:

GSCG entered into a lease with HELLIMEX, S.A. DE CV beginning January 16, 2022 and ending on January 15, 2024. The Cancun property is located in the Tulum Trade Center and the facility was inaugurated in May of 2022 and began operations in July of 2022. It has been accredited both by the Mexican General Health Council and Cofepris (Mexican FDA). GSCG’s processing operation is in the well-known HELLIMEX, S.A. DE CV building, a high-rise office of leased suites that provide a multitude of other professional services.

Due to the expansion of the Cancun Clinic, an additional 1,216 square feet Global Stem Cell Group, Inc. entered into a new Cancun lease with RIVIERA MAYA, S.A. DE C.V beginning January 16, 2024 and ending on January 15, 2026. The property is located in the Tulum Trade Center, consisting of 2,863 square feet with a monthly rent of $6,341 and a security deposit of $11,725.

GSCG’s manufacturing facility in Cancun, Mexico, is a state-of-the-art hub dedicated to the production of cutting-edge cellular products, with a particular focus on mesenchymal stem cells and exosomes. The Cancun Clinic, as part of Global Stem Cells Group, offers a comprehensive range of medical services. Advanced stem cell therapies are employed to address a diverse array of medical conditions, utilizing the regenerative potential of mesenchymal stem cells and exosomes for tissue repair and regeneration.

The facility houses specialized laboratories equipped for the production of high-quality cellular products, including mesenchymal stem cells and exosomes. This facility prides itself on in-house production, ensuring strict quality control and safety measures for the manufacture of cellular products that meet the highest standards of efficacy. The Cellular Product Development Line at the Cancun Clinic is dedicated to ongoing research and development of new cellular products. The primary objective is to foster continuous innovation, allowing the facility to remain at the forefront of regenerative medicine.

We have assembled a highly qualified team of medical professionals and technicians that specialize in GSCG’s processes, solutions, and services. We believe our processing facilities in Cancun are top-notch, and include a laboratory to culture-expand cells, a process that yields better patient results, and a cryopreservation unit to keep these extracted samples stored safely until they are needed. This Laboratory/ Treatment Center has the latest technologies available including NK Cell Therapy CAR T-cell for cancer treatment and produces full Lines of Msc and Exosomes.

The Cancun Clinic actively organizes educational courses and medical conferences for physicians. These initiatives aim to create awareness of the therapeutic benefits of stem cell therapies and equip healthcare professionals with the latest advancements in regenerative medicine. The manufacturing facility directly sells high-quality cellular therapy products, including exosomes and cultured expanded mesenchymal stem cells. These products cater to physicians and medical facilities seeking reliable regenerative medicine solutions.

Our model is to work hand-in-hand with the patients’ physicians to provide a total quality experience in this innovative industry. Our revenue is derived from training doctors, providing services to each patient that these doctors bring to us for treatments, and the solutions and products they utilize.

Cell Therapy Product Manufacturing Facility in Dubai UAE (expected second quarter 2024)

Global Stem Cells Group is extending its footprint with the establishment of a cutting-edge manufacturing facility in Dubai, located within the prestigious Hyatt Place Hotel in Jumeirah.

Similar to its counterpart in Cancun, this facility is currently under construction and will be equipped to offer comprehensive regenerative medicine services. Positioned strategically, the leased suite in Dubai is set to serve patients and physicians from the Middle East and Asia.

The new facility is expected to replicate the capabilities of the Cancun facility, featuring specialized laboratories for the production of advanced cellular products, including mesenchymal stem cells and exosomes. This expansion aligns with GSCG’s commitment to excellence and patient-centered care, aiming to pioneer cutting-edge stem cell treatments in a global context. The Dubai facility’s location within the Healthcare City reflects a strategic move to contribute significantly to the advancement of regenerative medicine in the region and further expands Global Stem Cells Group’s global network.

ReGen Network Centers

Global Stem Cells Group has a network of licensed clinics worldwide functioning as advanced facilities for research and development. With a licensing fee from GSCG, these ReGen Centers operate and play a pivotal role in pushing the boundaries of stem cell utilization in medical treatments. They actively engage in the development of novel techniques and clinical approaches, conducting clinical studies and treatment protocols to continually advance the field.

The focus extends to embracing new technologies and fostering collaboration with scientists, researchers, and medical professionals globally. This collaborative effort aims to contribute to the progress of stem cell research and therapy on a global scale.

Additionally, these centers are instrumental in the establishment of research hubs worldwide, further expanding Global Stem Cells Group’s reach. Not only do they serve as research and development hubs, but these clinics also function as treatment centers, ensuring that the innovative therapies and advancements in stem cell research are accessible to patients from diverse geographical locations. The multi-faceted role of these clinics underscores Global Stem Cells Group’s commitment to driving excellence and pioneering advancements in the realm of regenerative medicine.

Permanent Treatment Center of Excellence and Physician Training in Istanbul, Turkey

This flagship operation in “Istanbul Center” employs well-targeted combinations of Exosomes, allogeneic human Mesenchymal cells, and autologous bone marrow and Adipose derived stem cells to treat a wide array of diseases and debilitating medical conditions. Our treatment plans are mostly focused on a systemic and/or whole-body approach. This new processing facility works with local partners to provide the latest in Stem Cell Therapies to many of those in this region who have no access to these kinds of cutting-edge medical solutions. Our physician training services will help educate and generate demand for our solutions, services, and products. Key doctors and partners from this operation help train and teach at other ISSCA events.

Permanent Treatment Center of Excellence and Physician Training in Buenos Aires

ReGen Buenos Aires, under the expert guidance of Dr. Silvina Pastrana, M.D., stands as a prominent facility within the Global Stem Cells Group network. As the medical director of the Stem Cell Center Buenos Aires and Regentherapy Puerto Madero, Dr. Pastrana leads a team of specialized medical professionals in orthopedics, rheumatology, medical clinic, and cosmetic surgery. With a comprehensive background in surgery, she skillfully integrates stem cell therapies into various procedures, showcasing a commitment to cutting-edge medical approaches. Pastrana’s role extends beyond the clinic, her contribution to the field is further highlighted by her membership on the Global Stem Cells Group Advisory Board, serving as Head instructor of ISSCA LATAM. ReGen Buenos Aires, under Dr. Pastrana’s leadership, embodies a commitment to excellence and innovation in the application of stem cell therapies across various medical disciplines.

Permanent Treatment Center of Excellence and Physician Training in Belgium

ReGen Belgium, a pivotal clinic in the Global Stem Cells Group network, operates under the expert guidance of Dr. Samy Joheir, MD, a renowned surgeon specializing in plastic, reconstructive, and cosmetic surgery. Located at the Churchill Aesthetic Center in Uccle, Belgium, this facility serves a dual purpose as a medical certification center and a treatment facility. Dr. Joheir’s practice encompasses a spectrum of specialties, offering cosmetic surgery procedures, including liposuction, breast augmentation, and facial surgeries like facelifts and rhinoplasties. The clinic also provides cosmetic medicine procedures, such as botulinum toxin treatments for wrinkles, chemical peels, and lipo fillings. Notably, ReGen Belgium stands out for its expertise in hair micrografting, a technique for hair restoration. Dr. Joheir’s commitment to excellence, coupled with the clinic’s multifaceted offerings, solidifies its role in advancing regenerative medicine while delivering innovative treatments in the realm of plastic and cosmetic surgery.

Permanent Treatment Center of Excellence and Physician Training in Jakarta

ReGen Jakarta, Indonesia, stands as a center of excellence within the Global Stem Cells Group, specializing in aesthetics, diabetes, and weight loss. Led by the accomplished Dr. Yanti Kushmiran, this center has emerged as a leading hub in Asia for utilizing cutting-edge exosome technologies to address diabetic foot problems. Dr. Kushmiran is a prominent member of the ReGen network, and her expertise in the field has positioned ReGen Jakarta as a frontrunner in regenerative medicine for these specific medical concerns.

The center’s primary focus on aesthetics, diabetes, and weight loss underscores its commitment to providing comprehensive solutions for patients seeking innovative treatments in these areas. Dr. Kushmiran’s leadership has propelled ReGen Jakarta to the forefront of regenerative medicine in Indonesia, and there are plans in motion to further expand its impact by opening additional facilities in clinics across the country. As a pivotal part of the Global Stem Cells Group network, ReGen Jakarta continues to contribute significantly to advancements in regenerative medicine, offering hope and transformative solutions to individuals facing challenges in aesthetics, diabetes, and weight management in Indonesia and beyond.

Regenerative Medicine Clinic in Mexico City

Collaborating with the esteemed Dr. Vanessa Rodriguez Pares, Fosters Regencell Facility in Mexico City emerges as a prominent partner within the Global Stem Cells Group network. Recognized as one of the most prestigious aesthetic clinics in the region, this collaboration is poised to elevate the standards of regenerative medicine services across Mexico. Dr. Vanessa Rodriguez Pares, a leading expert in the field, brings her wealth of knowledge and experience to the forefront of this partnership, ensuring a commitment to excellence in every aspect of regenerative medicine.

This affiliation underscores the commitment to maintaining a high level of service and innovation in regenerative medicine throughout Mexico. Patients can anticipate cutting-edge aesthetic and regenerative treatments offered by Fosters Regencell, blending the clinic’s reputation for excellence with the expertise and support of the Global Stem Cells Group network. This collaboration is set to make a lasting impact on the landscape of regenerative medicine in Mexico, providing patients with access to top-tier services and advancements in the field.

Regenerative Medicine Clinic in Portugal

In collaboration with Dr. Roni Moya, Regene Clinic in Portugal stands as a distinguished partner within the Global Stem Cells Group network. This clinic, under the leadership of Dr. Moya, has strategically positioned itself as a focal point for regenerative medicine in Portugal. Specializing in immunotherapy and the treatment of chronic degenerative diseases, Regene Clinic also addresses pain management and functional medicine, offering a comprehensive approach to patient care.

The clinic’s unique role extends beyond its function as a treatment center, doubling as a training center for doctors seeking expertise in regenerative medicine. Dr. Roni Moya’s leadership ensures that the clinic maintains a high standard of medical education, providing valuable training opportunities for healthcare professionals. This dual function exemplifies the commitment of Regene Clinic to not only advance patient care but also contribute to the growth and education of medical practitioners in the field of regenerative medicine.

The collaboration with Global Stem Cells Group amplifies the clinic’s impact, fostering innovation and excellence in regenerative therapies. Regene Clinic in Portugal serves as a beacon for patients seeking advanced regenerative treatments and as a hub for medical professionals eager to expand their knowledge in this evolving field.

Regenerative Medicine Clinic in Tashkent, Uzbekistan

As the newest clinic partner for the Global Stem Cells Group, the ReGen clinic in Tashkent, Uzbekistan, embarks on a mission to redefine healthcare objectives in the region. Committed to advancing regenerative medicine, the clinic aims to provide the people of Uzbekistan with access to cutting-edge stem cell therapies and innovative medical treatments.

Beyond offering state-of-the-art regenerative solutions, the clinic envisions becoming a vital educational hub by collaborating with the International Society for Stem Cell Application (ISSCA) to host training programs. By fostering knowledge and expertise among local healthcare professionals, the clinic aspires to elevate the standards of healthcare in Uzbekistan and contribute significantly to the global movement of regenerative medicine.

Regenerative Medicine Clinic in Dominican Republic

Looking ahead to the coming year, Global Stem Cells Group is poised for a groundbreaking venture with Dr. Patria Gonzalez, as we finalize a transformative deal for a state-of-the-art center in Punta Cana, Dominican Republic.

This strategic collaboration not only expands our global network but also strategically places a cutting-edge regenerative medicine facility in the heart of the picturesque tourist destination of Punta Cana. Dr. Gonzalez’s expertise adds immense value to this partnership, and together, we are committed to promoting stem cell therapy in this vibrant locale. The envisioned center not only signifies a major step forward in our mission to make regenerative medicine a global standard but also presents a unique opportunity to provide advanced treatments amidst the allure of a premier tourist destination.

As we embark on this exciting venture, the collaboration with Dr. Patria Gonzalez in Punta Cana represents a fusion of medical excellence and an ideal setting, poised to make regenerative therapies more accessible to a diverse range of individuals while contributing to the growth of regenerative medicine in the Caribbean region.

Other Regenerative Medicine Clinics

We also have plans in the coming year to venture in Albania and Thailand, and plan to share news of collaborations in those countries.

Strategic Partnerships

We have entered strategic collaborative partnerships with existing companies and organizations that share our vision of advancing regenerative care. These relationships are important to us in the expansion of franchising opportunities for specialized regenerative care clinics worldwide and research and development for our products and services.

Partnership Between Global Stem Cells Group and ReGen

Through their strategic partnership, ReGen has experienced remarkable growth, leveraging Global Stem Cells Group’s reputation and extensive resources to open state-of-the-art clinics in several countries. These clinics have become pioneers in regenerative care in the region.

ReGen is at the forefront of introducing cutting-edge aesthetic treatments, such as the perfected hair transplant technique from Turkey, revolutionizing the regenerative healthcare landscape. Patients now have access to the latest and most effective treatment options. This partnership underscores Global Stem Cells Group’s vision to make its exceptional services accessible to people around the world.

While ReGen brings access to clinics, advanced techniques and expertise, Global Stem Cells Group provides valuable resources as a conglomerate of companies engaged in product manufacturing and comprehensive training through ISSCA. This collaboration has the potential to change the lives of people seeking regenerative care on a global scale.

This landmark partnership is poised to reshape the world of regenerative care, marking a transformative moment for the field of regenerative medicine.

Strategic Alliance Between Global Stem Cells Group and StemBio

Global Stem Cells Group and StemBio have joined forces in a groundbreaking collaboration to advance the field of regenerative medicine. The Alliance, unveiled at the World Regenerative Medicine Congress in Istanbul, marks a significant step forward in harnessing expertise to change, repair, or regenerate human cells, tissues, and organs. The alliance’s primary objectives include advancing research and development in cutting-edge technologies such as NK cells, CAR T cells, allogeneic PRP and placenta products, and human fibroblast technologies. This collaborative effort represents a commitment to pioneering new medical frontiers and pushing the boundaries of regenerative medicine.

Line of Products

Solidifying and increasing our presence worldwide, we are completing our new catalog of Cell Therapy products manufactured completely in house as opposed to our previous reseller model. This new series of products include:

●	CELLGENIC FLOW EXOSOMES This is the company’s flagship product, which we believe stands ready to revolutionize the practice of regenerative medicine as we know it today. Exosomes are extracellular vesicles that float freely within the blood, very much like platelets. These are cell-derived non-particles that play a pivotal role in cell-to-cell communication that are involved in a wide range of physiological processes. Exosomes play an important role in the transfer of proteins and other bioactive molecules between cells and regulate gene expression in recipient cells, thus influencing various molecular pathways and have a wide range of therapeutic implications, including hair loss and pain management.

●	CELLGENIC MSC (Mesenchymal Stem Cell) This product excretes growth factors, cytokines, and proteins, which all play a key role in the regeneration of tissue. Their anti-inflammatory and immunomodulatory properties mean that it is difficult for them to be rejected by the body. Additionally, they increase blood flow to the vital organs that need it the most. MSC has immunomodulatory effects that have an effect on macrophages, neutrophils, NK cells, mast cells and dendritic cells in innate immunity with known anti-inflammatory benefits.

●	CELLGENIC LYOPHILIZED EXOSOMES (Lyophilized Exosomes) is derived from human umbilical cord mesenchymal stem cells and includes potent growth factors, peptides, coenzymes, minerals, amino acids, vitamins and UV radiation reducing agents for skin revitalization. Exosomes are extracellular vesicles, which is the medical term for tiny bubbles that are released from stem cells. Exosomes carry genetic information and proteins to cells throughout your body, and they create paths for communication between cells to help combat aging skin, environmental damage and loss of elasticity and tone.

●	VITANOVAS is a mobile IV infusion company that provides in-home treatments to patients in need of immune modulation to help fight infections, viruses, and diseases.

●	GCELL GCell technology is a closed-system medical device that harnesses the natural and powerful restorative capabilities of adipose tissue. It is a cutting-edge tool that utilizes micrograft technology to harness the natural and powerful restorative capabilities of adipose tissues. This is a precise system that is able to process a stem cell sample from adipose tissue in less than half of the time that it would take a physician to do so through traditional means. This allows the patient to be more comfortable throughout the shorter procedure, as less anesthesia is also required than when operating under traditional means. The GCell is a minimally invasive, portable machine that allows physicians to fully unlock the potential of regenerative medicine as a component in their practice.

●	CELLGENIC SVF is an isolation kit system that has all the ingredients and consumables for the extraction of adipose-Derived Stem cells from fat. This complete kit it is currently being used in clinical procedures for lung disease, intra-articular injections for osteoarthritis of the knee and hip, cosmetic surgery, dermal injection, stem cell enriched fat transfer, wounds chronic ulcers among other chronic conditions.

●	CELLGENIC BONE MARROW Cell isolation protocols usually include density gradient centrifugation. With careful attention to detail the BMC system gently and precisely processes bone marrow aspirate for the purest concentration of these cells at the point of care. BMC is part of a developmental effort to provide an effective therapy that is low risk. It recovers a large percentage of platelet rich plasma and other total nucleated cells in a treatment sample. It is a closed system with strong performance outcomes and outstanding product stability.

●	CELLGENIC PRP (Platelet Rich Plasma) is used to encourage healing and reduce inflammation. As a concentrated source of autologous platelets, PRP contains several growth factors and other cytokines that can stimulate the healing of soft tissues.

●	CELLGENIC HUMAN PLACENTA In placental therapy, extracts of placenta containing polydeoxyribonucleotide (PDRN), enzymes, nucleic acids, amino acids, peptides, vitamins, trace elements, minerals and growth factors are normally administered via intramuscular injection. Administered placental extracts are readily absorbed by binding to specific receptors present on the surface of targeted cells followed by stimulating inactive or damaged cells, tissues and organs in the body, thus providing tissue repair and regeneration. In addition, placental extracts also exhibit many other therapeutic properties and act as a stimulant for tissue repair, wound healing, immunomodulation, anti-inflammatory, cellular proliferation and tissue regeneration.

●	CELLGENIC ALLOGENEIC PRP Allogeneic PRP has been shown to be a safe option. Allogeneic PRP offers the benefit of being collected from voluntary blood donors, with its derivatives ready for use without requiring clinicians to collect a sample from the patient. This is particularly useful in clinical situations such as acute burns when patients may be fluid-depleted and thrombocytopenic. However, PRP preparation is contraindicated in patients with hematological disorders, sepsis, or infection, and relative contraindications include the use of non-steroidal anti-inflammatory drugs or corticosteroids, tobacco use, malignancies, and anemia.

We believe Global Stem Cells Group’s future is looking bright as we look to bounce back from the pandemic effect on our operations. We are uniquely positioned to reach our revenue goals due to our global presence and network of independent businesses. We stand positioned to give the world access to the full spectrum of everything regenerative medicine can offer-- from being a source for products themselves, to sourcing equipment, to treating patients. We are able to do this because of our decade of experience in the field, and because of the world-class leadership and organization of the Group.

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

Employees

As of December 31, 2023, the Company had no full-time employees. All other workforces are contractors, advisors, consultants, and/or vendors.

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

Risks Related to Macroeconomics, COVID-19 Restrictions and Other Conditions

OUR OPERATIONS AND PERFORMANCE DEPEND SIGNIFICANTLY ON GLOBAL AND REGIONAL ECONOMIC CONDITIONS AND ADVERSE ECONOMIC CONDITIONS CAN MATERIALLY ADVERSELY AFFECT OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

A deterioration in economic conditions and related drivers of global uncertainty and change, such as reduced business activity, high unemployment, rising interest rates, housing prices, and energy prices (including the price of gasoline), increased consumer indebtedness, lack of available credit, the rate of inflation, and perceptions of the economy, as well as other factors, such as terrorist attacks, protests, looting, and other forms of civil unrest, cyber-attacks and data breaches, public health emergencies (such as the COVID-19 pandemic and other epidemics), extreme weather conditions and climate change, significant changes in the political environment, political instability, armed conflict (such as the ongoing military conflict between Ukraine and Russia and the emerging military conflict in Israel and Gaza) and/or public policy, including increased state, local or federal taxation, could adversely affect our operating results and financial condition.

Major public health issues, including pandemics such as the COVID-19 pandemic, have adversely affected, and could in the future materially adversely affect, us due to their impact on the global economy and demand for our regenerative products; the imposition of protective public safety measures, such as shutdowns and restrictive health mandates; and disruptions in our operations, supply chain and sales and distribution channels, resulting in interruptions to our business and the supply of current products and offering of existing services, and delays in production ramps of new products and development of new services.

In addition to an adverse impact on demand for our regenerative products and services, uncertainty about, or a decline in, global or regional economic conditions can have a significant impact on our suppliers, contract manufacturers, logistics providers, distributors, and other channel partners, and developers. Potential outcomes include financial instability; inability to obtain credit to finance business operations; and insolvency.

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

Adverse economic conditions can also lead to increased credit and collectability risk on our trade receivables; the failure of derivative counterparties and other financial institutions; limitations on our ability to issue new debt; reduced liquidity; and declines in the fair values of our financial instruments. These and other impacts can materially adversely affect our business, results of operations, financial condition and stock price.

A PANDEMIC, SUCH AS COVID-19, COULD HAVE A MATERIAL ADVERSE IMPACT ON FINANCIAL RESULTS AND BUSINESS OPERATIONS OF THE COMPANY.

A novel strain of coronavirus (COVID-19) was first identified in December 2019 and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in the markets served. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position as of and for the year ended December 31, 2022. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to collect accounts receivable and the ability of the Company to continue to provide high-quality services and equipment. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities at the date of issuance of these financial statements. These estimates may change as new events occur and additional information is obtained.

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

RISKS AND UNCERTAINTIES ASSOCIATED WITH OUR OPERATIONS OUTSIDE OF THE UNITED STATES MAY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS, CASH FLOW, LIQUIDITY OR FINANCIAL CONDITION

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

Risks Related to Our Financial Condition

We have a limited operating history.

The Company was incorporated under the laws of the State of Nevada in 1999 but has only recently acquired Global Stem Cells Group Inc., under which it conducts its current operations. Accordingly, the Company has only a limited operating history with which you can evaluate its business and prospects. An investor in the Company must consider its business and prospects in light of the risks, uncertainties and difficulties frequently encountered by early-stage companies, including limited capital, delays in product development, government regulations, possible marketing and sales obstacles and delays, inability to gain customer and merchant acceptance or inability to achieve significant distribution of our products and services to customers. The Company cannot be certain that it will successfully address these risks. Its failure to address any of these risks could have a material adverse effect on its business.

THE REPORT OF OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM CONTAINS AN EXPLANATORY PARAGRAPH THAT EXPRESSES SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

The report of our independent registered public accounting firm with respect to our financial statements as of December 31, 2023 and for the year then ended indicates that our financial statements have been prepared assuming that we will continue as a going concern. The report states that, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Our plans in regard to these matters are described in Note 2 to our audited financial statements as of December 31, 2023 and 2022 and for the years then ended. If we are not able to continue as a going concern, investors could lose their investments.

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

The lending documents restrict, and any agreements governing future indebtedness may restrict, our ability to dispose of assets and use the proceeds from any such dispositions. We cannot guarantee we will be able to consummate any asset sales, or if we do, what the timing of the sales will be or whether the proceeds that we realize will be adequate to meet indebtedness service obligations when due.

Risks Related to Our Business

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

OUR BUSINESS WILL SUFFER IF OUR NETWORK SYSTEMS, OR OPEN-SOURCE PLATFORM FAILS OR BECOME UNAVAILABLE.

A reduction in the performance, reliability and availability of our network infrastructure would harm our ability to distribute our products to our users, as well as our reputation and ability to attract and retain customers. Our systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, Internet breakdown, earthquake and similar events. Our systems could also be subject to viruses, break-ins, sabotage, acts of terrorism, acts of vandalism, hacking, cyber-terrorism and similar misconduct. We might not carry adequate business interruption insurance to compensate us for losses that may occur from a system outage. Any system error or failure that causes interruption in availability of our product or an increase in response time could result in a loss of potential customers, which could have a material adverse effect on our business, financial condition and results of operations. If we suffer sustained or repeated interruptions, then our products and services could be less attractive to our users and our business would be materially harmed.

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

Risks Related to Legal Uncertainty

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

DEFECTS IN THE PRODUCTS WE SELL OR FAILURES IN QUALITY CONTROL RELATED TO OUR DISTRIBUTION OF PRODUCTS COULD IMPAIR OUR ABILITY TO SELL OUR PRODUCTS OR COULD RESULT IN PRODUCT LIABILITY CLAIMS, LITIGATION AND OTHER SIGNIFICANT EVENTS INVOLVING SUBSTANTIAL COSTS.

Detection of any significant defects in our regenerative medicine products that we sell or failure in our quality control procedures or the quality control procedures of our suppliers may result in, among other things, delay in time-to-market, loss of sales and market acceptance of our products, diversion of development resources, injury to our reputation and restrictions imposed by governmental agencies. The costs we may incur in correcting any product defects may be substantial and we may not be able to identify adequate remedies, if required. Additionally, errors, defects or other performance problems could result in financial or other damages to our customers, which could result in litigation. Product liability litigation, even if we prevail and/or our suppliers, would be time consuming and costly to defend, and if we and/or our product suppliers do not prevail, could result in the imposition of a damages award. We presently do not maintain product liability insurance and we are therefore exposed to claims without the benefit of insurance.

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

THERE MAY BE DEFICIENCIES WITH OUR INTERNAL CONTROLS THAT REQUIRE IMPROVEMENTS, AND IF WE ARE UNABLE TO ADEQUATELY EVALUATE INTERNAL CONTROLS, WE MAY BE SUBJECT TO SANCTIONS BY THE SEC.

We are exposed to potential risks from legislation requiring companies to evaluate internal controls under Section 404a of the Sarbanes-Oxley Act of 2002. As a smaller reporting company and emerging growth company, we will not be required to provide a report on the effectiveness of our internal controls over financial reporting until our second annual report, and we will be exempt from the auditor attestation requirements concerning any such report so long as we are an emerging growth company or a smaller reporting company. We have not yet evaluated whether our internal control procedures are effective and therefore there is a greater likelihood of undiscovered errors in our internal controls or reported financial statements as compared to issuers that have conducted such evaluations. If we are not able to meet the requirements of Section 404a in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC.

Risks Related to Our Management and Control Persons

WE RELY HEAVILY ON OUR MANAGEMENT, AND THE LOSS OF THEIR SERVICES COULD ADVERSELY AFFECT OUR BUSINESS.

Our success is highly dependent upon the continued services of our Chief Executive Officer, David Christensen. The loss of Mr. Christensen’s services would have a material adverse effect on the Company and its business operations.

The market for skilled employees is highly competitive, especially for employees in our industry. Although we expect that our planned compensation programs will be intended to attract and retain the employees required for us to be successful, there can be no assurance that we will be able to retain the services of all our key employees or a sufficient number to execute our plans, nor can there be any assurance we will be able to continue to attract new employees as required.

OUR LACK OF ADEQUATE D&O INSURANCE MAY ALSO MAKE IT DIFFICULT FOR US TO RETAIN AND ATTRACT TALENTED AND SKILLED DIRECTORS AND OFFICERS.

In the future we may be subject to additional litigation, including potential class action and stockholder derivative actions. Risks associated with legal liability are difficult to assess and quantify, and their existence and magnitude can remain unknown for significant periods of time. To date, we have not obtained directors and officers liability (“D&O”) insurance. Without adequate D&O insurance, the amounts we would pay to indemnify our officers and directors should they be subject to legal action based on their service to the Company could have a material adverse effect on our financial condition, results of operations and liquidity. Furthermore, our lack of adequate D&O insurance may make it difficult for us to retain and attract talented and skilled directors and officers, which could adversely affect our business.

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

THE ELIMINATION OF MONETARY LIABILITY AGAINST OUR DIRECTORS, OFFICERS AND EMPLOYEES UNDER OUR ARTICLES OF INCORPORATION AND THE EXISTENCE OF INDEMNIFICATION RIGHTS TO OUR DIRECTORS, OFFICERS AND EMPLOYEES MAY RESULT IN SUBSTANTIAL EXPENDITURES BY OUR COMPANY AND MAY DISCOURAGE LAWSUITS AGAINST OUR DIRECTORS, OFFICERS AND EMPLOYEES.

Our Articles of Incorporation contain provisions that eliminate the liability of our directors for monetary damages to our Company and shareholders. Our Amended and Restated Bylaws also require us to indemnify our officers and directors. We may also have contractual indemnification obligations under our agreements with our directors, officers and employees. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors, officers and employees that we may be unable to recoup. These provisions and resulting costs may also discourage our company from bringing a lawsuit against directors, officers and employees for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors, officers and employees even though such actions, if successful, might otherwise benefit our Company and shareholders.

OUR OFFICER AND DIRECTORS HAS LIMITED EXPERIENCE MANAGING A PUBLIC COMPANY.

Our officer and director has limited experience managing a public company. Consequently, we may not be able to raise any funds or run our public company successfully. Our executive officer and director’s lack of experience of managing a public company could cause you to lose some or all of your investment.

Risks Related to Our Common Stock

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

As of December 31, 2023, there were 87,500,000 shares of Common Stock issuable upon the exercise of options and warrants at weighted average exercise price of $0.091, 293,973 shares from the conversion of outstanding convertible notes and 39,090,908 shares from the conversion of outstanding convertible preferred stock.

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

As of December 31, 2023, our authorized capital consists of 6,500,000,000 shares of common stock and 11,000,000 shares are authorized as preferred stock, both with a par value of $0.001 per share. Our Board, without any action by our stockholders, may designate and issue shares of preferred stock in such series as it deems appropriate and establish the rights, preferences and privileges of such shares, including dividends, liquidation and voting rights, provided it is consistent with Delaware law.

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

BECAUSE THE COMPANY IS A “SMALLER REPORTING COMPANY,” WE MAY TAKE ADVANTAGE OF CERTAIN SCALED DISCLOSURES AVAILABLE TO US, RESULTING IN HOLDERS OF OUR SECURITIES RECEIVING LESS COMPANY INFORMATION THAN THEY WOULD RECEIVE FROM A PUBLIC COMPANY THAT IS NOT A SMALLER REPORTING COMPANY.

We are a “smaller reporting company” as defined in the Exchange Act. As a smaller reporting company, we may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as (i) our voting and non-voting common stock held by non-affiliates is less than $250 million measured on the last business day of our second fiscal quarter, or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700 million measured on the last business day of our second fiscal quarter. To the extent we take advantage of any reduced disclosure obligations, it may make it harder for investors to analyze the Company’s results of operations and financial prospectus in comparison with other public companies.

BECAUSE WE ARE A SMALL COMPANY WITH A LIMITED OPERATING HISTORY, HOLDERS OF COMMON STOCK MAY FIND IT DIFFICULT TO SELL THEIR STOCK IN THE PUBLIC MARKETS.

The number of persons interested in purchasing our common stock at any given time may be relatively small. This situation is attributable to a number of factors. One factor is that we are a small company that is still relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investment community that generate or influence sales volume. Another factor is that, even if the Company came to the attention of these persons, they tend to be risk-averse and would likely be reluctant to follow an unproven company such as ours. Furthermore, many brokerage firms may not be willing to effect transactions in our securities, including our common stock. As a consequence, there may be periods when trading activity in our common stock is minimal or even non-existent, as compared to trading activity in the securities of a seasoned issuer with a large and steady volume of trading activity. We cannot give you any assurance that an active public trading market for our common stock or other securities will develop or be sustained, or that, if developed, the trading levels will be sustained.

OUR COMMON STOCK IS QUOTED THROUGH THE OTC MARKETS, WHICH MAY HAVE AN UNFAVORABLE IMPACT ON OUR STOCK PRICE AND LIQUIDITY.

The Company’s common stock is quoted on the OTC Markets, which is a significantly more limited market than the New York Stock Exchange or NASDAQ. The trading volume may be limited by the fact that many major institutional investment funds, including mutual funds, follow a policy of not investing in OTC Markets stocks and certain major brokerage firms restrict their brokers from recommending OTC Markets stocks because they are considered speculative and volatile.

The trading volume of the Company’s common stock has been and may continue to be limited and sporadic. As a result, the quoted price for the Company’s common stock on the OTC Markets may not necessarily be a reliable indicator of its fair market value.

Additionally, the securities of small capitalization companies may trade less frequently and in more limited volume than those of more established companies. The market for small capitalization companies is generally volatile, with wide price fluctuations not necessarily related to the operating performance of such companies.

WE MAY SEEK TO RAISE ADDITIONAL FUNDS, FINANCE ACQUISITIONS OR DEVELOP STRATEGIC RELATIONSHIPS BY ISSUING CAPITAL STOCK.

We may finance our operations and develop strategic relationships by issuing equity or debt securities, which could significantly reduce the percentage ownership of our existing stockholders. Furthermore, any newly issued securities could have rights, preferences and privileges senior to those of our existing stock. Moreover, any issuances by us of equity securities may be at or below the prevailing market price of our stock and in any event may have a dilutive impact on your ownership interest, which could cause the market price of our stock to decline.

ITEM 1B. UNRESOLVED STAFF COMMENTS

This information is not required for smaller reporting companies.

ITEM 1C. CYBERSECURITY

We rely on our information technology to operate our business. As such, we have policies and processes designed to protect our information technology systems, some of which are managed by third parties, and resolve issues in a timely manner in the event of a cybersecurity threat or incident.

We have designed our business applications and hosting services to minimize the impact that cybersecurity incidents could have on our business and have identified back-up systems where appropriate. We seek to further mitigate cybersecurity risks through a combination of monitoring and detection activities, use of anti-malware applications, employee training, quality audits and communication and reporting structures, among other processes. We engage a third-party consultant to assist us with our cybersecurity risk management framework, including the monitoring and detection of cybersecurity threats and responding to any cybersecurity threats or incidents. Our third-party consultant team is managed by our Chief Financial Officer who reports to the Audit Committee at the board-level, as appropriate.

As of December 31, 2023, we have not identified an indication of a cybersecurity incident that would have a material impact on our business and consolidated financial statements.

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

Due to the expansion of the Cancun Clinic, an additional 1,216 square feet Global Stem Cell Group, Inc. entered into a new Cancun lease with RIVIERA MAYA, S.A. DE C.V beginning January 16, 2024 and ending on January 15, 2026.

ITEM 3. LEGAL PROCEEDINGS

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

Penny Stock

The Securities Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;(b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities’ laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask  price;(d) contains a toll-free telephone number for inquiries on disciplinary actions;(e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and;(f) contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with; (a) bid and offer quotations for the penny stock;(b) the compensation of the broker-dealer and its salesperson in the transaction;(c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules. Therefore, because our common stock is subject to the penny stock rules, stockholders may have difficulty selling those securities.

Holders

As of March 28, 2024, we had 142 shareholders of common stock per transfer agent’s shareholder list.

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

On or about December 17, 2023, the Company issued 50,000 shares of common stock as commitment shares under an Equity Financing Agreement.

The offers, sales, and issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was an accredited or sophisticated person and had adequate access, through employment, business or other relationships, to information about us.

ITEM 6. [RESERVED]

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

Results of Operations

Below is a summary of the results of operations for the years ended December 31, 2023 and 2022.

	For the Years Ended December 31,
	2023	2022	$ Change	% Change
Revenue	$2,409,953	$1,530,223	$879,730	57.49%
Cost of revenue	734,285	653,256	81,029	12.40%
Gross profit	1,675,668	876,967	798,701	91.08%

Operating expenses
Advertising and marketing	476,989	317,796	159,193	50.09%
Professional fees	752,277	886,651	(134,374)	-15.16%
Officer compensation	90,000	90,000	-	0.00%
Depreciation and amortization expense	310,102	152,739	157,363	103.03%
Investor relations	9,000	190,382	(181,382)	-95.27%
General and administrative	752,527	424,258	328,269	77.37%
Total operating expenses	2,390,894	2,061,826	329,068	15.96%

Other income (expense)
Interest expense	(6,491,538)	(4,403,774)	(2,087,764)	47.41%
Gain on derivative financial instruments	4,798	13,498	(8,700)	-64.45%
Gain on settlement of debt	2,463	-	2,463	0.00%
Gain on extinguishment of debt	1,511,297	-	1,511,297	0.00%
Impairment of goodwill	(4,125,460)	-	(4,125,460)	0.00%
Loss from continuing operations	(9,813,666)	(5,575,135)	(4,238,531)	58.07%

Discontinued operations:
Gain on sale of discontinued operations	-	68,313	(68,313)	-100.00%
Gain from discontinued operations	-	68,313	(68,313)	-100.00%
Net loss	$(9,813,666)	$(5,506,822)	$(4,306,844)	78.211%

Revenue

Revenue increased by 57.49% in the amount of $879,730 for the year ended December 31, 2023, compared to the same period in 2022. We experienced an increase in all but one of our product revenue categories. The increase in revenue was a result of marketing and sales efforts to increase brand recognition and exposure in the industry. We experienced more lead generation in 2023 increasing equipment, products, and training sales in regions like Southeast Asia and the Middle East.  The opening of the Cancun facility in the second half of 2022 also increased sales by provided a facility for physicians to come for training and preform patient procedures. Additional, Global Stem Cells Group, like almost everyone else in the world, was severely affected by the covid 19 pandemic during 2021 and the first six months of 2022, restrictions our international travel along with in person meetings limited our training of new customers along with selling them products and equipment which adversely affecting our results of operations.

We expect that our revenues will increase in future quarters as a result of our ongoing marketing and brand awareness campaigns, training seminars, lectures and other efforts we engage in that expand our presence in the industry and provide us more opportunities to sell our products.

The following table presents the Company’s revenue by product category for the years ended December 31, 2023 and 2022:

	For the Years Ended December 31,
	2023	2022
Training	$599,425	$279,404
Product supplies	1,329,159	866,104
Equipment	162,370	163,400
Patient procedures	318,999	221,255
Total revenue	$2,409,953	$1,530,223

Operating expenses

Operating expenses increased by 15.90% in the amount of $329,068 for the year ended December 31, 2023, compared to the year ended 2022. Listed below are the major changes to operating expenses:

Advertising and marketing fees increased by $159,193 for the year ended December 31, 2023, compared to the year ended 2022, primarily due to an increase in advertising by Global Stem Cells Group.

Professional fees decreased by $134,374 for the year ended December 31, 2023, compared to the year ended 2022, primarily due to audit fees.

Depreciation and amortization increased by $157,363 for the year ended December 31, 2023, compared to the year ended 2022, primarily due to completion of the Cancun facility in May 2022.

Investor relations decreased by $181,382 for the year ended December 31, 2023, compared to the year ended 2022, primarily due to the expiration of an agreement with an investor relation firm at December 31, 2022.

General and administrative expense increase by $328,269 for the year ended December 31, 2023, compared to the year ended 2022, primarily due to an increase in travel and expenses associated with the Cancun facility.

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

Other expense

Other expense increased by $4,708,164 for the year ended December 31, 2023, compared to the year ended 2022, primarily as a result of impairment of goodwill of $4,125,460, the increase in amortization of debt discount of $1,303,150 and $784,614 of interest on promissory notes offset by gain on extinguishment of debt of $1,511,297.

Discontinued operations

On October 28, 2022, we completed the disposition of our prior coins, paper currency, bullion and medals business by entering into an Agreement of Conveyance, Transfer and Assignment of Subsidiary with our prior officer and director, Mr. Melvin Pereira, pursuant to which we agreed to sell Mr. Pereira 100% of our interest in Meso Numismatics Corp., a Florida corporation.  In exchange, Mr. Pereira has agreed to assume all of the liabilities of Meso Numismatics, resulting in a gain of $68,313 in 2022.

Net Loss

We recorded a net loss of $9,813,666 for the year ended December 31, 2023, as compared with a net loss of $5,506,822 for the year ended 2022.

Liquidity and Capital Resources

Since inception, the Company has financed its operations through private placements and convertible notes. The following is a summary of the cash and cash equivalents as of December 31, 2023 and December 31, 2022.

	December 31, 2023	December 31, 2022	$ Change	% Change
Cash and cash equivalents	$530,540	$1,645,185	$(1,114,645)	-67.75%

Summary of Cash Flows

Below is a summary of the Company’s cash flows for the years ended December 31, 2023 and 2022.

	For the Years Ended December 31,
	2023	2022
Net cash used from operating activities-continued operations	$(419,200)	$(1,183,849)
Net cash used from operating activities-discontinued operations	-	69,713
Net cash used in operating activities	(419,199)	(1,114,136)
Net cash provided by (used in) investing activities	(385,596)	(198,428)
Net cash provided by (used in) financing activities	(309,850)	(20,776)
Net increase (decrease) in cash and cash equivalents	$(1,114,645)	$(1,333,340)

Operating activities

Net cash used in operating activities was $419,200 during the year ended December 31, 2023 and consisted of a net loss of $9,813,666, which was offset by a net change in operating assets and liabilities of $3,417,093 and non-cash items of $5,977,373. The primary non-cash items for the year ended December 31, 2023, consisted of impairment of goodwill of $4,125,460, amortization of debt discount of $3,059,914, depreciation and amortization of $310,102 and shares issued for services of $455 offset by change in derivative liabilities of $4,798 and gain on extinguishment of debt of $1,511,297. The significant change in operating assets and liabilities was an increase in accounts payable and accounts receivable.

Net cash used in operating activities was $1,114,136 during the year ended December 31, 2022 and consisted of a net loss of $5,506,822, which was offset by a net change in operating assets and liabilities of $2,553,594 and non-cash items of $1,837,692. The primary non-cash items for the year ended December 31, 2022, consisted of amortization of debt discount of $1,756,764, depreciation and amortization of $152,739 and shares issued for services of $10,000 offset by change in derivative liabilities of $13,498 and gain on discontinued operations of $68,313. The significant change in operating assets and liabilities was an increase in accounts payable and accounts receivable.

Investing activities

Net cash used in investing activities was $385,596 and consisted of the purchase of property and equipment associated with the Cancun facility during the year ended December 31, 2023.

Net cash used in investing activities was $198,428 and consisted of the purchase of property and equipment associated with the completion of the Cancun lab during the year ended December 31, 2022.

Financing activities

Net cash used in financing activities was $309,850 and consisted of principal payment of debt of $9,850 and consideration paid to note holders of $300,000 for the year ended December 31, 2023.

Net cash used in financing activities was $20,776 and consisted of principal payment of debt for the year ended December 31, 2022.

Going Concern

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, resulting in an accumulated deficit of approximately $61,990,131 and a working capital deficit of $21,674,139 as of December 31, 2023 and future losses are anticipated. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of December 31, 2023, the Company had no off-balance sheet arrangements.

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

Revenue Recognition

In accordance with FASB ASC 606, Revenue from Contracts with Customers, we determine revenue recognition through the following steps:

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

At December 31, 2023 and December 31, 2022, the carrying amounts of the Company’s financial instruments, including cash, account payables, and accrued expenses, approximate their respective fair value due to the short-term nature of these instruments.

At December 31, 2023 and December 31, 2022, the Company does not have any assets or liabilities except for derivative liabilities related to convertible notes payable required to be measured at fair value in accordance with FASB ASC Topic 820, Fair Value Measurement.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 22, 2023, we dismissed L J Soldinger Associates, LLC as our independent registered public accounting firm and, on September 22, 2023, we engaged Victor Mokuolu, CPA PLLC as our independent registered public accounting firm. The engagement of was approved by our Board of Directors.

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

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the year ended December 31, 2023. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We have inadequate controls to ensure that information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting. Management evaluated the impact of the lack of timely communication between non–financial personnel and financial personnel on our assessment of our reporting controls and procedures and has concluded that the control deficiency represented a material weakness.

3.	The Company failed to account for the acquisition of GSCG using the full purchase accounting method in accordance with ASC 805.

To address these material weaknesses, management engaged financial consultants, performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. We have not remedied the material weaknesses as of December 31, 2023. The Company plans to take remedial action to address these weaknesses during the fiscal year ended 2024.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the year ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except the implementation of the controls identified above.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our current director and executive officer and his age are listed below.

Name	Current Age	Position
David Christensen	58	President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer), Secretary and Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

As December 31, 2023, based on a review solely of the filings made under Section 16 of the Exchange Act, all reports were timely filed.

ITEM 11. EXECUTIVE COMPENSATION.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2023 and 2022.

EXECUTIVE OFFICER COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Christensen	2023	90,000		-					90,000
President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer), Secretary And Director	2022	90,000		-					90,000

Outstanding Equity Awards at the End of the Fiscal Year

We do not have any equity compensation plans and therefore no equity awards are outstanding as of December 31, 2023.

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

Board of Directors

Our directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified. Our officers are elected by and serve at the discretion of the board of directors.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2023, we did not have any securities authorized for issuance under any equity compensation plans.

Compensation of Directors

No director received compensation for his services during the year ended December 31, 2023.

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

Applicable percentage ownership is based on 12,493,938 shares of Common Stock outstanding as of March 28, 2024. In addition, as of March 28, 2024, there were 1,050,000 shares of Series AA Preferred Stock outstanding.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than as disclosed below or the transactions described under the heading “Executive Compensation,” there have been no transactions involving the Company since the beginning of the last fiscal year, or any currently proposed transactions, in which the Company was or is to be a participant and the amount involved exceeds $120,000 or one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

The Company’s corporate registered office is 433 Plaza Real Suite, 275, Boca Raton, Florida 33432. The online virtual office lease is for a month to month term at $89.00 per month. The Company has no physical office leases that required implementation of ASU 842 in the year ended December 31, 2023 and 2022 to assets and liabilities.

Benito Novas’ brother, sister and nephew provide marketing/administrative and training/R&D services to Global Stem Cells Group and were paid $233,893 in the aggregate as consultants during the year ended December 31, 2023, and $200,390 in the aggregate for the year ended December 31, 2022.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Victor Mokuolu, CPA PLLC served as our independent registered public accountants for the year ended December 31, 2023 and L J Soldinger Associates, LLC served as our independent registered public accountants for the year ended December 31, 2022.

Audit Fees

For the Company’s fiscal years ended December 31, 2023 and 2022, we were billed approximately $200,640 and $333,490, respectively, for professional services rendered by our independent auditors for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services rendered by our independent auditors for the years ended December 31, 2023 and 2022, respectively.

Tax Fees

For the Company’s fiscal years ended December 31, 2023 and 2022, there were no fees for professional services rendered by our independent auditors for tax compliance, tax advice, and tax planning.

All Other Fees

For the Company’s fiscal years ended December 31, 2023 and 2022, we were no billed any other fees by our auditors.

ITEM 15. EXHIBITS FINANCIAL STATEMENT SCHEDULES.

We have filed the exhibits listed on the accompanying Exhibit Index of this registration statement and below in this Item 15:

		Incorporated by
		Reference		Filed or Furnished
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

2.1	Plan of Merger	10-12G	2.1	12/12/2018

3.1	Articles of Incorporation, as Amended	10-12G	3.1	12/12/2018

3.2	Series AA Certificate of Designation	10-12G	3.2	12/12/2018

3.3	Series BB Certificate of Designation	10-12G	3.3	12/12/2018

3.4	Amendment to Certificate of Designation of Series AA Preferred Stock	8-K	3.1	11/29/2019

3.5	Certificate of Designation of Series CC Preferred Stock	8-K	3.2	11/29/2019

3.6	Certificate of Designation of Series DD Preferred Stock	8-K	3.3	11/29/2019

3.7	Amendment to Certificate of Designation of Series AA Preferred Stock	8-K	3.1	6/24/2021

3.8	Withdrawal of Certificate of Designation for Series BB Preferred Stock				X

3.9	Withdrawal of Certificate of Designation for Series CC Preferred Stock				X

3.10	Amended and Restated Bylaws	8-K	3.4	11/29/2019

4.1	Promissory Note, dated December 9, 2020 to JCC Trading, LLC	10-K	4.2	4/14/2023

4.2	Promissory Note, dated January 6, 2021 to JCC Trading, LLC	10-K	4.3	4/14/2023

4.3	Senior Secured Promissory Note dated June 22, 2021 with Growth Ventures	10-K	4.4	4/14/2023

4.4	Promissory Note dated September 20, 2021 with Growth Ventures	10-K	4.5	4/14/2023

4.5	Description of Securities Registered	10-K	4.1	4/14/2023

10.1	Binding Letter of Intent	8-K	10.1	07/15/2019

10.2	Exchange Agreement of Series BB Convertible Stock	8-K	10.1	11/29/2019

10.3	Repurchase Agreement	8-K	10.1	11/29/2019

10.4	Stock Purchase Agreement	8-K	10.2	6/24/2021

10.5	Consulting Agreement	8-K	10.1	8/19/2021

10.6	Debt Restructure Agreement, dated December 7, 2020 with JCC Trading, LLC	10-K	10.5	4/14/2023

10.7	Debt Restructure Agreement, dated December 7, 2020 with Eagle Equities, LLC	10-K	10.6	4/14/2023

10.8	Debt Restructure Agreement, dated December 7, 2020 with Union Capital, LLC	10-K	10.7	4/14/2023

10.9	Loan Agreement dated December 9, 2020 with JCC Trading, LLC	10-K	10.8	4/14/2023

10.10	Loan Agreement dated December 30, 2021 with JCC Trading, LLC	10-K	10.9	4/14/2023

10.11	Loan Agreement dated December 30, 2021 with JCC Trading, LLC	10-K	10.10	4/14/2023

10.12	Equity Financing Agreement, dated December 8, 2023	8-K	10.1	12/13/23

10.13	Registration Rights Agreement, dated December 8, 2023	8-K	10.2	12/13/23

10.14	Placement Agent Agreement with Icon, dated December 8, 2023	8-K	10.3	12/13/23

21.1	List of Subsidiaries	10-12G	21.1	12/12/2018

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350.				X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document.				X

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.				X

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.				X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

ITEM 16. 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated April 15, 2024	MESO NUMISMATICS, INC.

	By:	/s/ David Christensen
David Christensen
President, Chief Executive Officer, Chief Financial Officer, Secretary and Director (Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)

ITEM 15 FINANCIAL STATEMENTS

MESO NUMISMATICS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Meso Numismatic, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Meso Numismatic, Inc. (“the Company”) as of December 31, 2023, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s ability to continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Goodwill and Impairment

As disclosed in Note 12, Goodwill, to the financial statements, the Company completed an assessment of Goodwill in accordance with Financial Accounting Standards Board (FASB), Accounting Standards Codification (ASC) 350-20-35, and subsequently issued Accounting Standards Update (ASU) 2017-04, Intangibles – Goodwill and Other (Topic 350). The assessment was completed and the Company has recognized impairment of $4,125,460 and with a remaining Goodwill balance of $1,679,978 as of December 31, 2023.

The test for impairment of Goodwill involves judgment. Our procedures to address the critical audit matter included a review of management’s goodwill impairment assessment, the underlying transaction that created goodwill, and reporting unit attributable to the goodwill, and comparison of the fair value of the reporting unit and carrying amount.

Debt Modification

For the year ended December 31, 2023, the Company entered into Debt Modification agreements that terminated two secured notes in the amount of $2,506,827 and accrued interest of $1,304,470 in exchange for an aggregate consideration of $300,000 and new notes with an aggregate principal amount of $1,999,999. Note 4, Promissory Notes, Payable to the financial statements includes the details of these notes.

Our procedures to address the critical audit matter included a review of the debt modification agreements, the terms, the consideration exchange, and the relevant guidance according to ASC 470-50-40.

We have served as the Company’s auditor since 2023.

Houston, Texas

April 15, 2024
PCAOB ID: 6771

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Meso Numismatics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Meso Numismatics, Inc. (the Company) as of December 31, 2022, and the related statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2022 and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit of approximately $52,200,000 and a loss from continuing operations of $5.5 million, that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ L J Soldinger Associates, LLC

We served as the Company’s auditor from 2021 to 2023.

Deer Park, IL

April 15, 2024

MESO NUMISMATICS, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2023	2022
ASSETS

Current assets
Cash and cash equivalents	$530,540	$1,645,185
Accounts receivable	23,956	49,766
Prepaid expenses	20,500	-
Total current assets	574,996	1,694,951
Property and equipment, net	359,303	186,269
Other assets	5,568	5,568
Intangible assets, net	256,544	354,084
Right of use asset, net	2,714	33,963
Goodwill	1,679,978	5,805,438
Total assets	$2,879,103	$8,080,273

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$421,334	$245,463
Accrued interest	6,597,422	4,657,530
Customer advances	2,000	10,450
Derivative liability	2,146	6,944
Lease liability	2,714	32,568
Notes payable, net	15,223,519	7,046,666
Total current liabilities	22,249,135	11,999,621

Long term liabilities
Lease liability, net of current portion	-	1,395
Convertible notes payable, net of current portion	35,023	37,419
Notes payable-related parties	7,800	7,800
Notes payable, net of current portion	2,382,648	8,016,330
Total liabilities	$24,674,605	$20,062,565

Stockholders’ deficit
Preferred stock, $0.001 par value per share 1,050,000 shares authorized as Series AA; 1,050,000 shares issued and outstanding for the years ended December 31, 2023 and December 31, 2022, respectively	1,050	1,050
Preferred stock, $0.001 par value per share; 10,000 shares authorized as Series DD; 9,870 and 9,422 shares issued and outstanding for the years ended December 31, 2023 and December 31, 2022, respectively	10	10
Common stock, $0.001 par value per share; 6,500,000,000 shares authorized; 12,493,938 shares issued and 12,443,938 shares outstanding for the years ended December 31, 2023 and December 31, 2022, respectively	12,494	12,444
Additional paid in capital	40,181,074	40,180,669
Accumulated deficit	(61,990,131)	(52,176,465)
Total stockholders’ deficit	(21,795,503)	(11,982,292)
Total liabilities and stockholders’ deficit	$2,879,103	$8,080,273

The accompanying notes are an integral part of these audited consolidated financial statements.

MESO NUMISMATICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2023	2022
Revenue	$2,409,953	$1,530,223
Cost of revenue	734,285	653,256
Gross profit	1,675,668	876,967

Operating expenses
Advertising and marketing	476,989	317,796
Professional fees	752,277	886,651
Officer compensation	90,000	90,000
Depreciation and amortization expense	310,102	152,739
Investor relations	9,000	190,382
General and administrative	752,527	424,258
Total operating expenses	2,390,894	2,061,826

Other income (expense)
Interest expense	(6,491,538)	(4,403,774)
Gain on derivative financial instruments	4,798	13,498
Other income	2,463	-
Gain on extinguishment of debt	1,511,297	-
Impairment of goodwill	(4,125,460)	-
Loss from continuing operations	(9,813,666)	(5,575,135)

Discontinued operations:
Gain (loss) on sale of discontinued operations	-	68,313
Income (loss) from discontinued operations	-	68,313
Net loss	$(9,813,666)	$(5,506,822)
Basic and diluted earnings (loss)per share from:
Continuing operations	$(0.79)	$(0.46)
Discontinued operations	-	0.01
Net loss per common share, basic and diluted	$(0.79)	$(0.45)
Weighted average number of common shares outstanding, basic and diluted	12,447,089	12,219,502

The accompanying notes are an integral part of these audited consolidated financial statements.

MESO NUMISMATICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Year Ended December 31, 2023

	Series AA Preferred		Series DD Preferred				Additional
	Stock		Stock		Common Stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2022	1,050,000	$1,050	9,870	$10	12,443,938	$12,444	$40,180,669	$(52,176,465)	$(11,982,292)
Issuance of common stock for services	-	-	-	-	50,000	50	405	-	455
Net loss	-	-	-		-	-	-	(9,813,666)	(9,813,666)
Balance, December 31, 2023	1,050,000	$1,050	9,870	$10	12,493,938	$12,494	$40,181,074	$(61,990,131)	$(21,795,503)

The accompanying notes are an integral part of these audited consolidated financial statements

MESO NUMISMATICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Year Ended December 31, 2022

	Series AA Preferred		Series DD Preferred				Additional
	Stock		Stock		Common Stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2021	1,050,000	$1,050	9,422	$10	12,085,125	$12,086	$39,899,491	$(46,669,643)	$(6,757,006)
Issuance of common stock for services	-	-	-	-	358,813	358	29,642	-	30,000
Issuance of preferred series DD for services-related party	-	-	448	-	-	-	251,536	-	251,536
Net loss	-	-	-		-	-	-	(5,506,822)	(5,506,822)
Balance, December 31, 2022	1,050,000	$1,050	9,870	$10	12,443,938	$12,444	$40,180,669	$(52,176,465)	$(11,982,292)

The accompanying notes are an integral part of these audited consolidated financial statements

MESO NUMISMATICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(9,813,666)	$(5,575,135)
Non-cash adjustments to reconcile net loss to net cash:
Amortization of debt discount	3,059,914	1,756,764
Depreciation and amortization expense	310,102	152,739
Gain from changes in derivative liability fair values	(4,798)	(13,498)
Common shares issued for services	455	10,000
Gain on settlement of debt	(2,463)	-
Gain on extinguishment of debt	(1,511,297)	-
Impairment of goodwill	4,125,460	-
Changes in operating assets and liabilities:
Accounts receivable	25,810	(32,510)
Prepaid expenses	(20,500)	-
Accounts payable and accrued liabilities	3,411,783	2,517,791
Cash used for operating activities-continuing operations	(419,200)	(1,183,849)
Depreciation discontinued operations	-	1,400
Gain (loss) on discontinued operations	-	68,313
Cash provided (used) for operating activities-discontinued operations	-	69,713
CASH USED BY OPERATING ACTIVITIES	(419,200)	(1,114,136)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(385,596)	(198,428)
CASH USED BY INVESTING ACTIVITIES	(385,596)	(198,428)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payment on debt	(9,850)	(20,776)
Consideration paid to note holder	(300,000)	-
CASH USED BY FINANCING ACTIVITIES	(309,850)	(20,776)
Net decrease in cash	(1,114,645)	(1,333,340)
Cash, beginning of year	1,645,185	2,978,525

Cash, end of year	$530,540	$1,645,185

Cash paid for income taxes	$-	$-
Cash paid for interest	$446	$283

NON-CASH FINANCING ACTIVITIES:
Stock issued through stock payable	$455	$271,536
Right of use asset financed through payable	$-	$62,903

The accompanying notes are an integral part of these audited consolidated financial statements.

MESO NUMISMATICS, INC.

NOTES TO CONSOLDIATED FINANCIAL STATEMENTS

December 31, 2023

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

Description of Business

As a result of this transaction, the Company is no longer engaged in the sale of coins, paper currency, bullion and medals and it has moved into what is believed to be a more lucrative opportunity for the Company - the operations of Global Stem Cell Group.

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

Cash and Cash Equivalents

The Company considers all highly liquid accounts with original maturities of three months or less to be cash equivalents. At December 31, 2023 and December 31, 2022, all of the Company’s cash was deposited in major banking institutions. There were no cash equivalents as of December 31, 2023 and December 31, 2022. Our cash balances at financial institutions may exceed the Federal Deposit Insurance Company’s (FDIC) insured limit of $250,000 from time to time.

Accounts Receivable

Accounts receivable are recorded at original invoice amount less an allowance for uncollectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on collectability of accounts receivable and prior bad debt experience. Accounts receivable balances are written off against the allowance upon management’s determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Management believes that credit risks on accounts receivable will not be material to the financial position of the Company or results of operations. The allowance for doubtful accounts was $0 and $0 as of December 31, 2023 and December 31, 2022, respectively.

Intangible Assets

Intangible assets with finite lives are amortized over their estimated useful lives. Intangible assets with indefinite lives are not amortized, but are tested for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment was recognized for the year ended December 31, 2023 and the year ended December 31, 2022.

Goodwill

We test our reporting unit for impairment annually at year end or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the carrying amount of a reporting unit exceeds its estimated fair value, we record an impairment loss based on the difference between fair value and carrying amount of the reporting unit, not to exceed to the associated carrying amount of goodwill. (see Note 12 for detail of goodwill).

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

Diluted net loss per share is calculated by including any potentially dilutive share issuances in the denominator. The following securities are excluded from the calculation of weighted average diluted shares at December 31, 2023 and 2022, respectively, because their inclusion would have been anti-dilutive.

	For the Years Ended December 31,
	2023	2022
Convertible notes outstanding	293,973	365,463
Convertible preferred stock outstanding	39,090,908	39,447,283
Shares underlying warrants outstanding	87,500,000	103,500,000
	126,884,881	143,312,746

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

At December 31, 2023 and December 31, 2022, the carrying amounts of the Company’s financial instruments, including cash, account payables, and accrued expenses, approximate their respective fair value due to the short-term nature of these instruments.

At December 31, 2023 and December 31, 2022, the Company does not have any assets or liabilities except for derivative liabilities related to convertible notes payable required to be measured at fair value in accordance with FASB ASC Topic 820, Fair Value Measurement.

The following presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value as of December 31, 2023 and December 31, 2022:

	Level 1	Level 2	Level 3	Total
December 31, 2023
Derivative liability			2,146	2,146
Total	$-	$-	$2,146	$2,146

December 31, 2022
Derivative liability			6,944	6,944
Total	$-	$-	$6,944	$6,944

Comprehensive Income

The Company records comprehensive income as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Other comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. As of December 31, 2023 and December 31, 2022, the Company had no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, resulting in an accumulated deficit of $61,990,131 and a working capital deficit of $21,674,139 as of December 31, 2023 and future losses are anticipated. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – REVENUE RECOGNITION

In accordance with FASB ASC 606, Revenue from Contracts with Customers, we determine revenue recognition through the following steps:

(1)	Identify the contract with a customer

(2)	Identify the performance obligations in the contract

(3)	Determine the transaction price

(4)	Allocate the transaction price to each performance obligation in the contract

(5)	Recognize revenue when each performance obligation is satisfied

There was no material impact on the Company’s financial statements as a result of adopting Topic 606 for the years ended December 31, 2023 and December 31, 2022.

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

The following table presents the Company’s revenue by product category for the years ended December 31, 2023 and 2022:

	For the Years Ended December 31,
	2023	2022
Training	$599,425	$279,404
Product supplies	1,329,159	866,104
Equipment	162,370	163,460
Patient procedures	318,999	221,255
Total revenue	$2,409,953	$1,530,223

Listed below are the revenues, cost of revenues, gross profits, assets and net loss by Company:

	For the Year Ended
	December 31, 2023
	Global Stem	Meso
	Cells Group	Numismatics	Total
Revenue	$2,409,953	$-	$2,409,953
Cost of revenue	734,285	-	734,285
Gross profit	$1,675,668	$-	$1,675,668
Gross Profit %	69.53%	0.00%	69.53%

Assets	$908,171	$1,970,932	$2,879,103
Net loss	$(323,109)	$(9,490,557)	$(9,813,666)

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

NOTE 4 – NOTES PAYABLE

Convertible Notes Payable

On November 25, 2019, the Company, pursuant to the certificate of designation of the Series BB Preferred Stock, elected to exchange the preferred shares for other indebtedness calculated at a price per share equal to $1.20. Upon the Company’s mailing of the Exchange Agreement, the shareholder had the option, within 30 days of such mailing date to receive the indebtedness in the form of a convertible note. If the shareholder did not give the Company notice, the indebtedness shall automatically be issued in the form of a promissory note without any conversion feature. The convertible note agreements bear no interest and have a four (4) year maturity date. The convertible notes are convertible, at the investors’ sole discretion, into shares of common stock at conversion price equal to the lowest bid price of the Common Stock as reported on the National Quotations Bureau OTC Markets exchange for the three prior trading days including the day upon which a Notice of Conversion is received by the Company. There are no shares of common stock issuable upon the execution of the promissory notes. The convertible notes may be repaid in whole or in part at any time prior to maturity. As of December 31, 2019, 81,043 Preferred Series BB shares were exchanged for an aggregate of $97,252 convertible notes. During the periods ending December 31, 2023 and December 31, 2022, the Company made payments of $9,850 and $15,000, respectively, on the outstanding convertible notes.

The balance of the convertible notes as of December 31, 2023 and December 31, 2022 is as follows:

	December 31,	December 31,
	2023	2022
Convertible notes payable	$44,939	$57,252
Less: Discount	9,916	19,833
Convertible notes payable, net	$35,023	$37,419

During the periods ending December 31, 2023 and December 31, 2022, the Company incurred $9,917 and $18,437, respectively, of debt discount amortization expense and made payments of $9,850 and $15,000, respectively, on the outstanding convertible notes. As of December 31, 2023 and December 31, 2022, the Company had no accrued interest on the above notes.

Promissory Notes Payable

During 2015, the Company entered into line of credit with Digital Arts Media Network treated as a promissory note. The promissory note bear interest at ten (10%) and have a one (1) year maturity date. The notes may be repaid in whole or in part at any time prior to maturity. There are no shares of common stock issuable upon the execution of the promissory notes. As of December 31, 2023 and December 31, 2022, the principal balance of the outstanding loan was $130,025 and $130,025, respectively, and accrued interest of $105,602 and $92,600, respectively.

On November 25, 2019, the Company, pursuant to the certificate of designation of the Series BB Preferred Stock, elected to exchange the preferred shares for other indebtedness calculated at a price per share equal to $1.20. Upon the Company’s mailing of the Exchange Agreement, the shareholder had the option, within 30 days of such mailing date to receive the indebtedness in the form of a convertible note. If the shareholder did not give the Company notice, the indebtedness shall automatically be issued in the form of a promissory note without any conversion feature. The promissory notes bear no interest and have a four (4) year maturity date with a 20% premium to be paid upon maturity. The notes may be repaid in whole or in part at any time prior to maturity. As of December 31, 2019, 276,723 Preferred Series BB shares were exchanged for an aggregate of $332,068 promissory notes. As of December 31, 2023 and December 31, 2022, the aggregate loan balances outstanding was $398,482 and $398,482, respectively, and unamortized discount of $8,033 and $16,083, respectively.

On December 3, 2019, Melvin Pereira, the prior CEO, converted 18,500 shares of the 25,000 shares of Series BB preferred stock to acquire one hundred (100%) percent of Meso’s common stock into 250,999 shares of the Company’s common stock and elected to exchange the remaining 6,500 shares of Series BB preferred stock for a promissory note of $7,800, which is shown as a related party note payable on the balance sheet on December 31, 2023 and December 31, 2022.

At December 7, 2020 the Company exchanged $5,379,624 of principal, default penalty and accrued but unpaid interest on convertible notes for $5,379,624 promissory notes and cashless warrants to purchase 15,000,000 shares of our common stock with three separate lenders. The new notes have a maturity date of November 23, 2023 and an aggregate principal amount of $5,379,624 shall bear interest at a fifteen (15%) percentage compounded annual interest rate and, as an incentive; we have issued cashless warrants to purchase 15,000,000 shares of our common stock at an exercise price of $0.03 per share in connection with the restructuring. The Company recorded the fair value of the 15,000,000 warrants issued with debt at approximately $262,376 at December 31, 2020 as a discount. Lender is granted security interest and lien in all rights, title and interest in the assets and property of the as collateral. On November 20, 2023 both the Company and two separate lenders hereby agree to terminate the 2020 Secured Note in the amount of $2,506,827 in exchange for an aggregate consideration of $300,000 and new notes. The 2020 Secured Note shall become null and void and the Company shall no longer be liable for any amounts related to the 2020 Secured Note. As of December 31, 2023 and December 31, 2022, the aggregate loan balances outstanding was $2,872,797 and $5,379,624, respectively, and unamortized discount of $0 and $81,700, respectively.

On December 9, 2020, the Company entered into a Promissory Debentures with a lender in the amount of $110,000 which bear compounded annual interest at fifteen (15%) percent and have a two (2) year maturity date and cashless warrants to purchase 1,000,000 shares of our common stock. The notes may be repaid in whole or in part at any time prior to maturity. The lender had advanced a total of $100,000, net of discount in the amount of $10,000 to the Company. The Company recorded the fair value of the 1,000,000 warrants issued with debt at approximately $17,491 at December 31, 2020 as a discount.  As of December 31, 2023 and December 31, 2022, the outstanding loan balance was $110,000 and $110,000, respectively, and unamortized discount of $0 and $8,611, respectively.

On January 6, 2021, the Company entered into a Promissory Debentures with a lender in the amount of $1,000,000 which bear interest at fifteen (15%) percent and have a one (1) year maturity date and cashless warrants to purchase 10,000,000 shares of our common stock, at exercise prices of $0.03 per share. The notes may be repaid in whole or in part at any time prior to maturity. The lender had advanced a total of $900,000, net of discount in the amount of $100,000 to the Company. The Company recorded the fair value of the 10,000,000 warrants issued with debt at approximately $237,811 at the date of issuance as a discount. As of December 31, 2023 and December 31, 2022, the outstanding loan balance was $1,000,000 and $1,000,000, respectively, and unamortized discount of $0.00 and $0.00, respectively. This loan is currently in default.

On June 22, 2021, the Company entered into a Promissory Debentures with a lender in the amount of $11,600,000 which bear interest at twelve (12%) percent and have a three (3) year maturity date and cashless warrants to purchase 70,000,000 shares of our common stock, at exercise prices of $0.10 per share. The notes may be repaid in whole or in part at any time prior to maturity. The lender had advanced a total of $10,500,000, net of discount in the amount of $1,100,000 to the Company. The Company recorded the fair value of the 70,000,000 warrants issued with debt at approximately $5,465,726 at the date the warrants were issued as a discount. Lender is granted senior security interest and lien in all rights, title and interest in the assets and property of the Company as collateral. As of December 31, 2023 and December 31, 2022, the outstanding loan balance was $11,600,000 and $11,600,000, respectively, and unamortized discount of $1,927,351 and $4,707,853, respectively.

On August 18, 2021, through a Stock Purchase Agreement in which 100% of the outstanding shares of Global Stem Cell Group, Inc. the Company acquired a 2018 Jaguar F-Pace which was acquired from Benito Novas for $45,000 on January 8, 2019 and assumed the related auto loan, with an original loan amount of $20,991 at 8.99% interest for 48 months and monthly payments of $504.94. As of December 31, 2023 and December 31, 2022, the principal balance of the outstanding auto loan was $0.00 and $0.00, respectively.

On August 18, 2021, through a Stock Purchase Agreement in which 100% of the outstanding shares of Global Stem Cell Group, Inc. the Company assumed the November 17, 2020, agreement with an Investor for proceeds in the amount of $400,000 treated as a promissory. In exchange for the gross proceeds, the Investor shall receive the right to a perpetual 7.75% (payment percentage) of the revenues of Global Stem Cell Group. The payments of the payment percentage shall be calculated by multiplying the gross quarterly revenues appearing in the financial statements by the payment percentage and treated as accrued interest. Payments shall be made ninety (90) days from the end of each respective fiscal quarter with the first payment to be made on the quarter ending December 31, 2020. Payments may be accrued and deferred if payment would deplete cash, cash equivalent and/or short-term investment balances on each respective fiscal quarter by more than twenty (20%) percent. As of December 31, 2023 and December 31, 2022, the principal balance of the outstanding loan was $400,000 and $400,000, respectively, and accrued interest totals $392,551 and $205,779, respectively. This debt instrument is currently in default due to the non-payment of interest.

On September 20, 2021, the Company entered into a Promissory Debentures with a lender in the amount of $1,100,000 which bear interest at twelve (12%) percent and have a three (3) year maturity date and cashless warrants to purchase 7,500,000 shares of our common stock, at exercise prices of $0.085 per share. The notes may be repaid in whole or in part at any time prior to maturity. The lender had advanced a total of $1,000,000, net of discount in the amount of $100,000 to the Company. The Company recorded the fair value of the 7,500,000 warrants issued with debt at approximately $360,607 at the time of issuance as a discount. As of December 31, 2023 and December 31, 2022, the outstanding loan balance was $1,100,000 and $1,100,000, respectively, and unamortized discount of $181,381 and $350,416, respectively.

On December 30, 2021, the parties wished to modify the terms of the Promissory Debentures dated July 13, 2020 in the amount of $6,000 and accrued interest in the amount of $1,578 by issuing a new promissory note and extend the date of maturity. In consideration for the new terms, the Promissory Debenture dated December 30, 2021 shall include a five (5%) percent premium for a total of $7,958 which bear interest at twelve (12%) percent and have a seventeen (17) months maturity date. The notes may be repaid in whole or in part at any time prior to maturity. As of December 31, 2023 and December 31, 2022, the outstanding loan balance was $7,958 and $7,958, respectively, and unamortized discount of $0.00 and $139, respectively.

On December 30, 2021, the parties wished to modify the terms of the Promissory Debentures dated July 15, 2020 in the amount of $84,000 and accrued interest in the amount of $22,162 by issuing a new promissory note and extend the date of maturity. In consideration for the new terms, the Promissory Debenture dated December 30, 2021 shall include a five (5%) percent premium for a total of $111,470 which bear interest at twelve (12%) percent and have a seventeen (17) months maturity date. The notes may be repaid in whole or in part at any time prior to maturity. As of December 31, 2023 and December 31, 2022, the outstanding loan balance was $111,470 and $111,470, respectively, and unamortized discount of $0.00 and $1,950, respectively.

On November 20, 2023 both the Company and two separate lenders hereby agree to terminate the 2020 Secured Note in the amount of $2,506,827 in exchange for an aggregate consideration of $300,000 and new notes. The new notes have a maturity date of November 20, 2028 and an aggregate principal amount of $1,999,999 shall bear interest at a six (6%) percentage annual interest rate. In accordance with ASC 470-50-40-10 and ASC 470-50-40-11 guidance the Company has determined that this should be treated as a debt extinguishment. Since the old debt was derecognized and new debt was recorded at fair value a gain was recorded between the net carrying value of the original debt and the fair value of the new debt. The consideration was paid to the existing lender and not a third party therefore the consideration was expensed as an offset to the gain.

The balance of the promissory as of December 31, 2023 and December 31, 2022 is as follows:

	December 31,	December 31,
	2023	2022
Promissory notes payable	$19,730.731	$20,237,559
Less: Discount	2,100,966	5,117,631
Less: Deferred finance costs	15,798	49,132
Promissory notes payable, net	$17,613,966	$15,070,796

During the periods ending December 31, 2023 and December 31, 2022, the Company made $300,000 and $5,776 payments, respectively on the outstanding promissory notes, and recorded $3,244,361 and $2,898,155, respectively, of interest expense and $3,049,999 and $1,738,327, respectively, of debt discount amortization expense and recorded $1,511,297 gain on extinguishment of debt. As of December 31, 2023 and December 31, 2022, the Company had approximately $6,597,422 and $4,657,529, respectively, of accrued interest. As of December 31, 2023 and December 31, 2022, the principal balance of outstanding promissory notes payable was $19,730,731 and $20,237,559, respectively.

Derivatives Liabilities

The Company determined that the convertible notes outstanding as of December 31, 2023 contained an embedded derivative instrument as the conversion price was based on a variable that was not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40.

The Company determined the fair values of the embedded convertible notes derivatives and tainted convertible notes using the lattice valuation model with the following assumptions:

December 31,
2023
Common stock issuable	293,973
Market value of common stock on measurement date	$0.0073
Adjusted exercise price	$0.06
Risk free interest rate	4.75%
Instrument lives in years	1.00 Year
Expected volatility	83%
Expected dividend yields	None

At December 7, 2020 the Company exchanged $5,379,624 of principal, default penalty and accrued but unpaid interest on convertible notes for $5,379,624 promissory notes and cashless warrants to purchase 15,000,000 shares of our common stock which eliminated the derivative liability associated with this debt.

The balance of the fair value of the derivative liability as of December 31, 2023 and December 31, 2022 is as follows:

Balance at December 31, 2021	$20,442
Additions	-
Fair value loss	(10,856)
Conversions	(2,642
Balance at December 31, 2022	6,944
Additions	-
Fair value gain	(3,450)
Conversions	(1,348)
Balance at December 31, 2023	$2,146

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

2023 Transactions

On December 8, 2023, the Company issued 50,000 shares of common stock for commitment shares as part of an Equity Financing Agreement, which were valued in the amount of $455.

As of December 31, 2023 and December 31, 2022, the Company has 12,493,938 and 12,443,938 common shares issued and outstanding, respectively.

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

On June 22, 2021, the Company issued warrants to purchase 70,000,000 shares of common stock, at exercise prices of $0.100 per share. These warrants expire three years from issuance date. The Company recorded the fair value of the 70,000,000 warrants issued with debt at approximately $5,465,726 as a discount. The warrants were amended to change exercise date to June 22, 2023 and expire five years from exercise date.

On September 20, 2021, the Company issued warrants to purchase 7,500,000 shares of common stock, at exercise prices of $0.085 per share. These warrants expire three years from issuance date. The Company recorded the fair value of the 7,500,000 warrants issued with debt at approximately $360,607 as a discount.

The following table summarizes the Company’s warrant transactions during the year ended December 31, 2023 and year ended December 2022:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at year ended December 31, 2021	103,500,000	$0.082
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at year ended December 31, 2022	103,500,000	$0.082
Granted	-	-
Exercised	-	-
Expired	(16,000,000)	-0.03
Outstanding at year ended December 31, 2023	87,500,000	$0.091

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

As of December 31, 2023 and December 31, 2022, the Company has 1,050,000 and 1,050,000 preferred shares of Series AA Preferred Stock issued and outstanding, respectively. During the period of these financial statements, no dividend was declared or paid on the Series AA preferred shares.

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

As of December 31, 2023 and December 31, 2022, the Company had no preferred shares of Series BB Preferred Stock issued and outstanding.

Designation of Series CC Preferred Stock

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

As of December 31, 2023 and December 31, 2022, the Company had no preferred shares of Series CC Preferred Stock issued and outstanding.

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

As of December 31, 2023 and December 31, 2022, the Company had 9,870 and 9,422 preferred shares of Series DD Convertible Preferred Stock issued and outstanding, respectively. During the period of these financial statements, no dividend was declared or paid on the Series DD preferred shares.

NOTE 6 – RELATED PARTY TRANSACTIONS

In consideration of mutual covenants set forth in the Professional Service Consulting Agreement, Dave Christensen, current Director, President, Chief Executive Officer, Chief Financial Officer and Secretary, shall be compensated monthly based on an annual rate of $90,000 starting January 1, 2022. Additionally, the agreement includes an issuance of 896 shares of Series DD Preferred Stock of the Company. An amount of 448 shares were issued on August 18, 2021 and the remaining 448 were issued on February 18, 2022. Amounts paid to Enterprise Technology Consulting, a Company 100% owned by Dave Christensen, CEO, for consulting services during the year ended December 31, 2023 and the year ended December 31, 2022 were $90,000 and $90,000, respectively.

On August 18, 2021, through a Stock Purchase Agreement in which 100% of the outstanding shares of Global Stem Cell Group, Inc. the Company acquired a 2018 Jaguar F-Pace which was acquired from Benito Novas for $45,000 on January 8, 2019 and assumed the related auto loan, with an original loan amount of $20,991 at 8.99% interest for 48 months and monthly payments of $504.94. As of December 31, 2023 and December 31, 2022, the principal balance of the outstanding auto loan was $0.00.

Benito Novas’ brother, sister and nephew provide marketing/administrative and training/R&D services to Global Stem Cells Group and were paid $233,893 in the aggregate as consultants during the year ended December 31, 2023, and $200,390 in the aggregate for the year ended December 31, 2022.

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

During the period ending December 31, 2021, Global Stem Cell Group, Inc. entered into the Cancun lease with HELLIMEX, S.A. DE CV beginning January 16 2022 and ending on January 15, 2024. The property is located in the Tulum Trade Center, consisting of 1,647 square feet with a monthly rent of $2,714 and security deposit of $5,588. During the year ended December 31, 2023 and the year ended December 31, 2022 the Company paid $53,451 and $44,097, respectively in rent expense.

NOTE 8 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	December 31, 2023	December 31, 2022
Computer and office equipment (5 year useful life)	$166,774	$149,196
Leasehold improvements (2 year useful life)	501,226	133,208
Less: accumulated depreciation	(308,697)	(96,135)
Total property and equipment, net	$359,303	$186,269

Depreciation expense for the years ended December 31, 2023 and December 31, 2022 was $212,562 and $55,199, respectively.

We evaluate the carrying value of long-lived assets for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Further testing of specific assets or grouping of assets is required when undiscounted future cash flows associated with the assets is less than their carrying amounts. An asset is considered to be impaired when the anticipated undiscounted future cash flows of an asset group are estimated to be less than its carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows. We recorded no impairment of long-lived assets for the year ended December 31, 2023 and the year ended December 31, 2022.

NOTE 9 – INTELLECTUAL PROPERTY

A third party independent valuation specialist was asked to determine the value of Global Stem Cell Group, Inc., tangible and intangible assets assuming the offering price was at fair value. In order to perform the purchase price allocation, the tangible and intangible assets were valued as of August 18, 2021.

The Fair Value of the intangible assets as of the Valuation Date is reasonably represented as:

	December 31, 2023	December 31, 2022
Tradename - Trademarks	$87,700	$87,700
Intellectual Property / Licenses	363,000	363,000
Customer Base	37,000	37,000
Intangible assets	487,700	487,700
Less: accumulated amortization	(231,156)	(133,616)
Total intangible assets, net	$256,544	$354,084

Amortization is computed on straight-line method based on estimated useful lives of 5 years. During the year ended December 31, 2023 and 2022, the Company recorded amortization expense of the intellectual property of $97,540 and $97,540, respectively.

NOTE 10 – INCOME TAXES

Due to the Company’s net losses, there were no provisions for income taxes for the years ended December 31, 2023 and 2022. The difference between the income tax expense of zero shown in the statement of operations and pre-tax book net loss times the federal statutory rate of 21% is due to the change in the valuation allowance.

The benefit for income taxes differed from the amount computed using the U. S federal income tax rate of 21% for December 31, 2023, as follows

2023
Income tax (benefit)	$(2,060,870)
Non-deductible	1,190,032
Change in valuation allowance	870,838
Income tax (benefit) per financial statements	$-

Deferred income tax assets as of December 31, 2023 and 2022 were as follows:

	December 31, 2023	December 31, 2022
Deferred Tax Assets:
Net operating losses	$5,292,725	$4,421,887
Less valuation allowance	(5,292,725)	(4,421,887)
Total deferred tax assets	$-	$-

The Company has recorded a full allowance against its deferred tax assets as of December 31, 2023 and 2022 because management determined that it is not more-likely-than not that those assets will be realized. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

For federal income tax purposes, the Company has a net operating loss carry forward of approximately $26,386,980 at December 31, 2023, which expires commencing in 2038.

NOTE 11 – OPERATING LEASES

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

The following table summarizes the Company’s undiscounted cash payment obligations for its non-cancelable lease liabilities through the end of the expected term of the lease:

2024	$2,714
2025	-
2026	-
2027	-
2028	-
Total undiscounted cash payments	2,714
Less interest	-
Present value of payments	$2,714

NOTE 12 – GOODWILL

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

The following table summarizes the Company’s carrying amount of goodwill during the years ended December 31, 2023 and December 31, 2022:

Goodwill
Balance at December 31, 2021	$5,805,438
Acquisition	-
Impairment	-
Balance at December 31, 2022	$5,805,438
Acquisition	-
Impairment	(4,125,460)
Balance at December 31, 2023	$1,679,978

During each fiscal year, we periodically assess whether any indicators of impairment exist which would require us to perform an interim impairment review. As of each interim period end during each fiscal year, we concluded that a triggering event had not occurred that would more likely than not reduce the fair value of our reporting unit below their carrying values. We performed our annual test of goodwill for impairment as of December 31, 2023.

The Company has recognized impairment of $4,125,460 and Goodwill balance as of December 31, 2023 is $1,679,978.

NOTE 13 – DISCONTINUED OPERATIONS

On October 28, 2022, we entered into an Agreement of Conveyance, Transfer and Assignment of Subsidiary with our prior officer and director, Mr. Melvin Pereira, pursuant to which we agreed to sell Mr. Pereira 100% of our interest in Meso Numismatics Corp., a Florida corporation.  In exchange, Mr. Pereira has agreed to assume all of the liabilities of Meso Numismatics, provide whatever financial and other materials needed by us to prepare and complete our financial statements for reporting purposes, and to not disparage our company. The Company reclassified the results of operations of the coins, paper currency, bullion and medals business resulting in a gain on discontinued operations of $68,313 for the year ended December 31, 2022.

As a result of this transaction, we are no longer engaged in the sale of coins, paper currency, bullion and medals and we have moved into what we believe is a more lucrative opportunity for our company,  the operations of Global Stem Cell Group.

The following table presents the loss from discontinued operations for the year ended December 31, 2022:

Revenue	$24,991
Cost of revenue	23,024
Gross profit	1,967

Operating expenses
Advertising and marketing	117
Depreciation and amortization expense	1,400
General and administrative	(67,864)
Total operating expenses	(66,347)
Gain from discontinued operations	$68,313

NOTE 14 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, we have analyzed events and transactions that occurred subsequent to December 31, 2023 through the date these financial statements were issued and have determined that we do not, aside from the following, have any other material subsequent events to disclose or recognize in these financial statements.

The Company previously designated 1,000,000 shares of preferred stock as Series BB Preferred Stock and 8,000,000 shares of preferred stock as Series CC Preferred Stock. Effective on February 1, 2024, due to the fact that no shares of Series BB Preferred Stock or Series CC Preferred Stock were outstanding, the Board of Directors approved, and the Company filed, Certificates of Withdrawal of Certificate of Designations relating to such series of preferred stock with the Secretary of State of Nevada and terminated the designation of its Series BB Preferred Stock and Series CC Preferred Stock effective as of the same date. As a result, the only preferred stock which is currently designated by the Company is the Company’s Series AA Super Voting Preferred Stock and Series DD Preferred Stock.

Due to the expansion of the Cancun Clinic, an additional 1,216 square feet Global Stem Cell Group, Inc. entered into a new Cancun lease with RIVIERA MAYA, S.A. DE C.V beginning January 16, 2024 and ending on January 15, 2026. The property is located in the Tulum Trade Center, consisting of 2,863 square feet with a monthly rent of $6,341 and a security deposit of $11,725.