Form 10-Q
period 2024-03-31
MESO NUMISMATICS, INC.
filed 2024-05-20
CIK 1760026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024

or

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

As of May 15, 2024, there were 12,493,938 shares outstanding of the registrant’s common stock.

MESO NUMISMATICS, INC.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MESO NUMISMATICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(Unaudited)	*
ASSETS
Current assets
Cash and cash equivalents	$579,352	$530,540
Accounts receivable	43,506	23,956
Prepaid expenses	45,500	20,500
Total current assets	668,358	574,996
Property and equipment, net	366,270	359,303
Other assets	7,264	5,568
Intangible assets, net	232,159	256,544
Right of use asset, net	125,004	2,714
Goodwill	1,679,978	1,679,978
Total assets	$3,079,033	$2,879,103

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$554,520	$421,334
Accrued interest	7,363,741	6,597,422
Customer advances	114,880	2,000
Derivative liability	3,644	2,146
Lease liability, current portion	76,092	2,714
Notes payable, net	16,243,808	15,223,519
Total current liabilities	24,356,687	22,249,135

Long term liabilities
Lease liability, net of current portion	48,912	-
Convertible notes payable, net of discount	37,502	35,023
Notes payable – related parties	7,800	7,800
Notes payable, net of discount	2,384,656	2,382,648
Total liabilities	26,835,556	24,674,605

Stockholders’ deficit
Preferred stock, $0.001 par value 1,050,000 shares authorized as Series AA Preferred Stock; 1,050,000 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	1,050	1,050
Preferred stock, $0.001 par value; 10,000 shares authorized as Series DD Preferred Stock; 9,870 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	10	10
Common stock, $0.001 par value; 100,000,000 shares authorized; 12,493,938 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	12,494	12,494
Additional paid in capital	40,181,074	40,181,074
Accumulated deficit	(63,951,151)	(61,990,131)
Total stockholders’ deficit	(23,756,523)	(21,795,503)
Total liabilities and stockholders’ deficit	$3,079,033	$2,879,103

*	Derived from audited information

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MESO NUMISMATICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Revenue	$817,034	$786,198
Cost of revenue	248,043	249,397
Gross profit	568,991	536,801

Operating expenses
Advertising and marketing	144,283	141,637
Professional fees	248,382	209,371
Officer compensation	22,500	22,500
Depreciation and amortization expense	76,572	56,628
Investor relations	23,268	2,250
General and administrative	159,091	178,626
Total operating expenses	674,096	611,012

Other income (expense)
Interest expense	(1,854,417)	(1,600,426)
Gain (loss) on derivative financial instruments	(1,498)	1,927
Gain on settlement of debt	—	2,463
Net loss	$(1,961,020)	$(1,670,247)

Basic and diluted earnings (loss) per share from:
Net loss per common share, basic and diluted	$(0.16)	$(0.13)

Weighted average number of common shares outstanding, basic and diluted	12,493,938	12,443,938

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MESO NUMISMATICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2024

(Unaudited)

	Series AA Preferred Stock		Series DD Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2023	1,050,000	$1,050	9,870	$10	12,493,938	$12,494	$40,181,074	$(61,990,131)	$(21,795,503)
Net loss	-	-	-		-	-	-	(1,961,020)	(1,961,020)
Balance, March 31, 2024	1,050,000	$1,050	9,870	$10	12,493,938	$12,494	$40,181,074	$(63,951,151)	$(23,756,523)

For the Three Months Ended March 31, 2023

(Unaudited)

	Series AA Preferred Stock		Series DD Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2022	1,050,000	$1,050	9,870	$10	12,443,938	$12,444	$40,180,669	$(52,176,465)	$(11,982,292)
Net loss	-	-	-		-	-	-	(1,670,247)	(1,670,247)
Balance, March 31, 2023	1,050,000	$1,050	9,870	$10	12,443,938	$12,444	$40,180,669	$(53,846,712)	$(13,652,939)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MESO NUMISMATICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,961,020)	$(1,670,247)
Non-cash adjustments to reconcile net loss to net cash:
Amortization of debt discount	1,024,778	765,963
Depreciation and amortization expense	76,572	56,628
Loss (gain) from changes in derivative liability fair values	1,498	(1,927)
Gain from settlement of debt	-	(2,463)
Changes in operating assets and liabilities:
Accounts receivable	(19,550)	(52,995)
Prepaid expenses	(25,000)	-
Other asset	(1,696)	-
Accounts payable and accrued liabilities	1,012,384	911,816
CASH PROVIDED BY OPERATING ACTIVITIES	107,966	6,775

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(59,154)	(5,486)
CASH USED BY INVESTING ACTIVITIES	(59,154)	(5,486)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payment on debt	-	(9,850)
CASH USED BY FINANCING ACTIVITIES	-	(9,850)

Net increase (decrease) in cash	48,812	(8,561)
Cash, beginning of period	530,540	1,645,185
Cash, end of period	$579,352	$1,636,624

Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MESO NUMISMATICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

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

The acquisition was completed on August 4, 2017, following the Company issuance of 25,000 shares of Series BB preferred stock to Meso to acquire one hundred (100%) percent of Meso’s common stock. The Company accounted for the acquisition as common control, as Melvin Pereira, the CEO and principal shareholder of the Company controlled, operated and owned both companies. On November 16, 2016, the date of the Merger Agreement and June 30, 2017, the date of the Debt Settlement Agreement, Melvin Pereira, CEO of Pure Hospitality Solutions, owned 100% of the stock of Meso Numismatics, Inc. Pure Hospitality Solutions, Inc. and Meso Numismatics, Inc. first came under common control on June 30, 2017.

On September 4, 2017, the Company decided to suspend its booking operations, Oveedia, to focus on continuing to build its numismatic business, Meso Numismatics. Inc. The Company did, however, use its footprint within the Latin American region to expand the Company at a much quicker rate.

In September 2018, the Company changed its name to Meso Numismatics, Inc. and FINRA provided a market effective date and the new ticker symbol MSSV became effective on October 16, 2018.

On July 2, 2018, the Board of Directors authorized and shareholders approved a 1-for-1,000 reverse stock split of the Company’s issued and outstanding shares of common stock held by the holders of record. The prior year financials have been changed to reflect the 1-for-1,000 reverse stock split.

On August 18, 2021, the Company completed its acquisition of Global Stem Cells Group Inc., through a Stock Purchase Agreement acquiring all the outstanding capital stock of Global Stem Cells Group Inc. and paid the purchase price of a total of 1,000,000 shares of Series AA Preferred Stock in the Company, 8,974 shares of Series DD Preferred Stock in the Company and $225,000 USD (the final payment of $50,000 was made on July 2, 2021).

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

Name Change

As of January 26, 2024, the Board and Majority Stockholders have approved a change in the name of the company to “Regenerative Medical Technology Group Inc.” The Company has applied to FINRA, and the corporate action is expected to become effective upon on the market effective date established by FINRA.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Global Stem Cells Group Inc. (since August 18, 2021) and Cellular Hope Institute, wholly-owned subsidiary of Global Stem Cells Group Inc. These condensed consolidated financial statements have been prepared and, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the consolidated financial position and the consolidated statements of income and consolidated cash flows for the periods presented in conformity with generally accepted accounting principles for interim consolidated financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X, Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2023, filed on April 15, 2024, which can be found at www.sec.gov. All significant intercompany transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid accounts with original maturities of three months or less to be cash equivalents. At March 31, 2024 and December 31, 2023, all of the Company’s cash was deposited in major banking institutions. There were no cash equivalents as of March 31, 2024 and December 31, 2023. Our cash balances at financial institutions may exceed the Federal Deposit Insurance Company’s (FDIC) insured limit of $250,000 from time to time.

Accounts Receivable

Accounts receivable are recorded at original invoice amount less an allowance for uncollectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on collectability of accounts receivable and prior bad debt experience. Accounts receivable balances are written off against the allowance upon management’s determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Management believes that credit risks on accounts receivable will not be material to the financial position of the Company or results of operations. The allowance for doubtful accounts was $0 and $0 as of March 31, 2024 and December 31, 2023, respectively.

Intangible Assets

Intangible assets with finite lives are amortized over their estimated useful lives. Intangible assets with indefinite lives are not amortized, but are tested for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment was recognized for the three months ended March 31, 2024 and the year ended December 31, 2023.

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

Diluted net loss per share is calculated by including any potentially dilutive share issuances in the denominator. The following securities are excluded from the calculation of weighted average diluted shares at March 31, 2024 and December 31, 2023, respectively, because their inclusion would have been anti-dilutive.

	March 31,	December 31,
	2024	2023
Convertible notes outstanding	88,878	293,973
Convertible preferred stock outstanding	39,090,908	39,090,908
Shares underlying warrants outstanding	77,500,000	87,500,000
	116,679,786	126,884,881

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

At March 31, 2024 and December 31, 2023, the carrying amounts of the Company’s financial instruments, including cash, account payables, and accrued expenses, approximate their respective fair value due to the short-term nature of these instruments.

At March 31, 2024 and December 31, 2023, the Company does not have any assets or liabilities except for derivative liabilities related to convertible notes payable required to be measured at fair value in accordance with FASB ASC Topic 820, Fair Value Measurement.

The following presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value as of March 31, 2024 and December 31, 2023:

	Level 1	Level 2	Level 3	Total
March 31, 2024
Derivative liability	-	-	3,644	3,644
Total	$-	$-	$3,644	$3,644

December 31, 2023
Derivative liability	-	-	2,146	2,146
Total	$-	$-	$2,146	$2,146

Comprehensive Income

The Company records comprehensive income as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Other comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. As of March 31, 2024 and December 31, 2023, the Company had no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, resulting in an accumulated deficit of $63,951,151 and a working capital deficit of $23,688,329 as of March 31, 2024 and future losses are anticipated. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

(4)	Allocate the transaction price to each performance obligation in the contract

(5)	Recognize revenue when each performance obligation is satisfied

There was no material impact on the Company’s financial statements as a result of adopting Topic 606 for the three months ended March 31, 2024 and year ended December 31, 2023.

The Company’s main source of revenue is comprised of the following:

●	Training-GSCG offers a Stem Cell & Exosomes Certification Program where physicians attending these training sessions will take advantage of a full review of stem cell biology, characterization and regenerative properties of cells and cell products, cytokines and growth factors and how they can be applied in a clinic setting. The physicians will pay for the training sessions upfront and receive all the material and certificate upon completion of seminar. Completion of the seminar is when control is transferred and when revenue is recognized.

●	Products-Physicians can order SVF Kits through GSCG, which includes EC Certificate from Institute for Testing and Certificating, Inc. SVT Kits are paid for upfront and shipped from a third party directly to physicians. Transfer of control is when the product is shipped, which is when revenue is recognized.

●	Equipment- Physicians can order equipment through GSCG, which includes a warranty from the manufacturer of equipment. Equipment is paid for upfront and shipped from the manufacturer directly to physicians. Transfer of control is when the equipment is shipped, which is when revenue is recognized.

●	Patient procedures are the treatments GSCG is offering at its Cancun clinic. The transfer of control is when the procedures are completed, which is when revenue is recognized.

The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product to a customer or as services are rendered. Revenue is measured based on the consideration the Company receives in exchange for those products.

The following table presents the Company’s revenue by product category for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
	2024	2023
Training	$110,333	$181,320
Product supplies	355,481	433,673
Equipment	96,810	93,690
Patient procedures	254,410	77,515
Total revenue	$817,034	$786,198

Listed below are the revenues, cost of revenues, gross profits, assets and net profit (loss) by Company:

	For the Three Months Ended March 31, 2024
	Global Stem Cells Group	Meso Numismatics	Total
Revenue	$817,034	$-	$817,034
Cost of revenue	248,043	-	248,043
Gross profit	$568,991	$-	$568,991
Gross Profit %	69.64%	0.00%	69.64%

Assets	$1,137,238	$1,941,795	$3,079,033
Net profit (loss)	$48,269	$(2,009,289)	$(1,961,020)

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

NOTE 4 – NOTES PAYABLE

Convertible Notes Payable

On November 25, 2019, the Company, pursuant to the certificate of designation of the Series BB Preferred Stock, elected to exchange the preferred shares for other indebtedness calculated at a price per share equal to $1.20. Upon the Company’s mailing of the Exchange Agreement, the shareholder had the option, within 30 days of such mailing date and subject to the execution of this Agreement to receive the Indebtedness in the form of a convertible note. If the shareholder did not give the Company notice, the indebtedness shall automatically be issued in the form of a promissory note. The convertible note agreements bear no interest and have a four (4) year maturity date. The notes may be repaid in whole or in part at any time prior to maturity. There are no shares of common stock issuable upon the execution of the promissory notes. The notes are convertible, at the investors’ sole discretion, into shares of common stock at conversion price equal to the lowest bid price of the Common Stock as reported on the National Quotations Bureau OTC Markets exchange for the three prior trading days including the day upon which a Notice of Conversion is received by the Company. As of December 31, 2019, 81,043 Preferred Series BB shares were exchanged for an aggregate of $97,252 convertible notes. During the periods ending March 31, 2024 and December 31, 2023, the Company made payments of $0 and $9,850, respectively, on the outstanding convertible notes.

The balance of the convertible notes as of March 31, 2024 and December 31, 2023 is as follows:

	March 31,	December 31,
	2024	2023
Convertible notes payable	$44,939	$57,252
Less: Discount	(7,437)	(9,916)
Convertible notes payable, net	$37,502	$35,023

During the periods ending March 31, 2024 and December 31, 2023, the Company incurred $2,479 and $7,679, respectively, of debt discount amortization expense and made payments of $0 and $9,850, respectively, on the outstanding convertible notes. As of March 31, 2024 and December 31, 2023, the Company had no accrued interest.

Promissory Notes Payable

During 2015, the Company entered into line of credit with Digital Arts Media Network that was treated as a promissory note. The promissory note bears interest at ten (10%) per annum and has a one (1) year maturity date. The note may be repaid in whole or in part at any time prior to maturity. There are no shares of common stock issuable upon the execution of the promissory note. As of March 31, 2024 and December 31, 2023, the principal balance of the outstanding note was $130,025 and $130,025, respectively, and accrued interest of $108,808 and $105,602, respectively.

On November 25, 2019, pursuant to the certificate of designation of the Series BB Preferred Stock, the Company elected to exchange the preferred shares for other indebtedness calculated at a price per share equal to $1.20. Upon the Company’s mailing of the Exchange Agreement, each shareholder had the option, within 30 days of such mailing date, to receive the indebtedness in the form of a convertible note. If the shareholder does not give the Company notice, the indebtedness shall automatically be issued in the form of a promissory note without any conversion feature. The promissory notes bear no interest and have a four (4) year maturity date with a 20% premium to be paid upon maturity. The notes may be repaid in whole or in part at any time prior to maturity. As of December 31, 2019, 276,723 Preferred Series BB shares were exchanged for an aggregate of $332,068 promissory notes. As of March 31, 2024 and December 31, 2023, the aggregate loan balances outstanding were $398,482 and $398,482, respectively, and unamortized discount of $6,025 and $8,033, respectively.

On December 3, 2019, Melvin Pereira, the prior CEO, converted 18,500 shares of the 25,000 shares of Series BB preferred stock to acquire one hundred (100%) percent of Meso’s common stock into 250,999 shares of the Company’s common stock and elected to exchange the remaining 6,500 shares of Series BB preferred stock for a promissory note of $7,800, which is shown as a related party note payable on the balance sheet on March 31, 2024 and December 31, 2023.

At December 7, 2020, the Company exchanged $5,379,624 of principal, default penalty and accrued but unpaid interest on convertible notes for $5,379,624 promissory notes and cashless warrants to purchase 15,000,000 shares of our common stock with three separate lenders. The new notes have a maturity date of November 23, 2023 and an aggregate principal amount of $5,379,624 that bear interest at a fifteen (15%) percentage compounded annual interest rate and, as an incentive, we have issued cashless warrants to purchase 15,000,000 shares of our common stock at an exercise price of $0.03 per share in connection with the restructuring. The Company recorded the fair value of the 15,000,000 warrants issued with debt at approximately $262,376 at December 31, 2020 as a discount. The lenders were granted security interests and liens in all rights, title and interest in the assets and property of the Company as collateral.

On November 20, 2023, both the Company and two separate lenders agreed to terminate the notes in the amount of $2,506,827 in exchange for an aggregate consideration of $300,000 and new notes. As of March 31, 2024 and December 31, 2023, the aggregate loan balances outstanding were $2,872,797 and $2,872,797, respectively, and unamortized discount of $0 and $0, respectively. This loan is currently in default.

The new notes have a maturity date of November 20, 2028, an aggregate principal amount of $1,999,999, and bear interest at a six (6%) percentage annual interest rate. In accordance with ASC 470-50-40-10 and ASC 470-50-40-11 guidance the Company has determined that this should be treated as a debt extinguishment. Since the old debt was derecognized and new debt was recorded at fair value a gain was recorded between the net carrying value of the original debt and the fair value of the new debt. The consideration was paid to the existing lender and not a third party therefore the consideration was expensed as an offset to the gain. As of March 31, 2024 and December 31, 2023, the outstanding loan balance was $1,999,999 and $1,999,999, respectively.

On December 9, 2020, the Company entered into a Promissory Debenture with a lender in the amount of $110,000, which bears compounded annual interest at fifteen (15%) percent and has a two (2) year maturity date and cashless warrants to purchase 1,000,000 shares of our common stock at exercise prices of $0.03 per share. The note may be repaid in whole or in part at any time prior to maturity. The lender had advanced a total of $100,000, net of discount in the amount of $10,000 to the Company. The Company recorded the fair value of the 1,000,000 warrants issued with debt at approximately $17,491 at December 31, 2020 as a discount.  As of March 31, 2024 and December 31, 2023, the outstanding loan balance was $110,000 and $110,000, respectively, and unamortized discount of $0 and $0, respectively. This loan is currently in default.

On January 6, 2021, the Company entered into a Promissory Debenture with a lender in the amount of $1,000,000, which bears interest at fifteen (15%) percent and has a one (1) year maturity date and cashless warrants to purchase 10,000,000 shares of our common stock, at exercise prices of $0.03 per share. The note may be repaid in whole or in part at any time prior to maturity. The lender had advanced a total of $900,000, net of discount in the amount of $100,000 to the Company. The Company recorded the fair value of the 10,000,000 warrants issued with debt at approximately $237,811 at the date of issuance as a discount. As of March 31, 2024 and December 31, 2023, the outstanding loan balance was $1,000,000 and $1,000,000, respectively, and unamortized discount of $0.00 and $0.00, respectively. This loan is currently in default.

On June 22, 2021, the Company entered into a Promissory Debenture with a lender in the amount of $11,600,000, which bears interest at twelve (12%) percent and has a three (3) year maturity date and cashless warrants to purchase 70,000,000 shares of our common stock, at exercise prices of $0.10 per share. The notes may be repaid in whole or in part at any time prior to maturity. The lender had advanced a total of $10,500,000, net of discount in the amount of $1,100,000 to the Company. The Company recorded the fair value of the 70,000,000 warrants issued with debt at approximately $5,465,726 at the date the warrants were issued as a discount. The lender has been granted a senior security interest and lien in all rights, title and interest in the assets and property of the Company as collateral. As of March 31, 2024 and December 31, 2023, the outstanding loan balance was $11,600,000 and $11,600,000, respectively, and unamortized discount of $963,717 and $1,927,351, respectively.

On August 18, 2021, through a Stock Purchase Agreement in which the Company acquired 100% of the outstanding shares of Global Stem Cell Group, Inc., the Company acquired a 2018 Jaguar F-Pace which was acquired from Benito Novas for $45,000 on January 8, 2019 and assumed the related auto loan, with an original loan amount of $20,991 at 8.99% interest for 48 months and monthly payments of $504.94. As of March 31, 2024 and December 31, 2023, the principal balance of the outstanding auto loan was $0.00 and $0.00, respectively.

On August 18, 2021, through a Stock Purchase Agreement in which the Company acquired 100% of the outstanding shares of Global Stem Cell Group, Inc., the Company assumed the November 17, 2020, agreement with an investor for proceeds in the amount of $400,000 treated as a promissory. In exchange for the gross proceeds, the investor shall receive the right to a perpetual 7.75% (payment percentage) of the revenues of Global Stem Cell Group. The payments of the payment percentage shall be calculated by multiplying the gross quarterly revenues appearing in the financial statements by the payment percentage and treated as accrued interest. Payments shall be made ninety (90) days from the end of each respective fiscal quarter with the first payment to be made on the quarter ending December 31, 2020. Payments may be accrued and deferred if payment would deplete cash, cash equivalent and/or short-term investment balances on each respective fiscal quarter by more than twenty (20%) percent. As of March 31, 2024 and December 31, 2023, the principal balance of the outstanding loan was $400,000 and $400,000, respectively, and accrued interest totals $455,871 and $392,551, respectively. This debt instrument is currently in default due to the non-payment of interest.

On September 20, 2021, the Company entered into a Promissory Debenture with a lender in the amount of $1,100,000, which bears interest at twelve (12%) percent and has a three (3) year maturity date and cashless warrants to purchase 7,500,000 shares of our common stock, at exercise prices of $0.085 per share. The note may be repaid in whole or in part at any time prior to maturity. The lender had advanced a total of $1,000,000, net of discount in the amount of $100,000 to the Company. The Company recorded the fair value of the 7,500,000 warrants issued with debt at approximately $360,607 at the time of issuance as a discount. As of March 31, 2024 and December 31, 2023, the outstanding loan balance was $1,100,000 and $1,100,000, respectively, and unamortized discount of $124,724 and $181,381, respectively.

On December 30, 2021, the parties modified the terms of the Promissory Debenture dated July 13, 2020 in the amount of $6,000 and accrued interest in the amount of $1,578 by issuing a new promissory note and extending the date of maturity. In consideration for the new terms, the Promissory Debenture dated December 30, 2021 shall include a five (5%) percent premium for a total of $7,958 which bears interest at twelve (12%) percent and has a seventeen (17) months maturity date. The note may be repaid in whole or in part at any time prior to maturity. As of March 31, 2024 and December 31, 2023, the outstanding loan balance was $7,958 and $7,958, respectively, and unamortized discount of $0.00 and $0.00, respectively. This loan is currently in default.

On December 30, 2021, the parties modified the terms of the Promissory Debenture dated July 15, 2020 in the amount of $84,000 and accrued interest in the amount of $22,162 by issuing a new promissory note and extending the date of maturity. In consideration for the new terms, the Promissory Debenture dated December 30, 2021 shall include a five (5%) percent premium for a total of $111,470 which bear interest at twelve (12%) percent and have a seventeen (17) months maturity date. The notes may be repaid in whole or in part at any time prior to maturity. As of March 31, 2024 and December 31, 2023, the outstanding loan balance was $111,470 and $111,470, respectively, and unamortized discount of $0.00 and $0.00, respectively. This loan is currently in default.

The balance of the promissory notes as of March 31, 2024 and December 31, 2023 is as follows:

	March 31,	December 31,
	2024	2023
Promissory notes payable	$19,722,931	$19,722,931
Promissory notes payable-related party	7,800	7,800
Less: Discount	(1,086,979)	(2,100,966)
Less: Deferred finance costs	(7,487)	(15,798)
Promissory notes payable, net	$18,636,265	$17,613,966

During the periods ending March 31, 2024 and December 31, 2023, the Company made $0 and $300,000 payments, respectively, on the outstanding promissory notes, and recorded $766,319 and $3,244,361, respectively, of interest expense and $1,022,299 and $3,049,999, respectively, of debt discount amortization expense and recorded $1,511,297 gain on extinguishment of debt. As of March 31, 2024 and December 31, 2023, the Company had approximately $7,363,741 and $6,597,422, respectively, of accrued interest. As of March 31, 2024 and December 31, 2023, the principal balance of outstanding promissory notes payable was $19,730,731 and $19,730,731, respectively.

Derivatives Liabilities

The Company determined that the convertible notes outstanding as of March 31, 2024 contained an embedded derivative instrument as the conversion price was based on a variable that was not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40.

The Company determined the fair values of the embedded convertible notes derivatives and tainted convertible notes using the lattice valuation model with the following assumptions:

March 31,
2024
Common stock issuable	88,878
Market value of common stock on measurement date	$0.041
Adjusted exercise price	$0.06
Risk free interest rate	4.96%
Instrument lives in years	0.75 Year
Expected volatility	101%
Expected dividend yields	None

At December 7, 2020, the Company exchanged $5,379,624 of principal, default penalty and accrued but unpaid interest on convertible notes for $5,379,624 promissory notes and cashless warrants to purchase 15,000,000 shares of our common stock which eliminated the derivative liability associated with this debt.

The balance of the fair value of the derivative liability as of March 31, 2024 and December 31, 2023 is as follows:

Balance at December 31, 2022	$6,944
Additions	-
Fair value loss	(3,450)
Conversions	(1,348)
Balance at December 31, 2023	2,146
Additions	-
Fair value loss	1,498
Conversions	-
Balance at March 31, 2024	$3,644

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

As of January 26, 2024, the Board and Majority Stockholders have approved a reduction in the authorized Common Stock from 6,500,000,000 to 100,000,000 shares. On March 6, 2024, the Company filed an amendment to its articles of incorporation to effectuate the reduction in authorized shares.

2024 Transactions

The Company has not issued any of its authorized capital stock for the quarter ended March 31, 2024.

2023 Transactions

On December 8, 2023, the Company issued 50,000 shares of common stock for commitment shares as part of an Equity Financing Agreement, which were valued in the amount of $455.

As of March 31, 2024 and December 31, 2023, the Company has 12,493,938 and 12,493,938 common shares issued and outstanding, respectively.

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

The following table summarizes the Company’s warrant transactions during the three months ended March 31, 2024 and the year ended December 31, 2023:

	Number of Shares Underlying Warrants	Weighted Average Exercise Price
Outstanding at year ended December 31, 2022	103,500,000	$0.082
Granted	-	-
Exercised	-	-
Expired	(16,000,000)	-0.03
Outstanding at year ended December 31, 2023	87,500,000	$0.091
Granted	-	-
Exercised	-	-
Expired	(10,000,000)	-0.033
Outstanding at quarter ended March 31, 2024	77,500,000	$0.099

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

On June 26, 2020, Meso Numismatics, Inc. completed the repurchase of 1,000,000 shares of its Series AA Super Voting Preferred Stock for an aggregate total purchase price equal to $160,000, representing all of the Series AA Super Voting Preferred Stock held by E-Network de Costa Rica S.A. and S&M Chuah Enterprises Ltd., respectively.

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

The Series AA Super Voting Preferred Stock issued on August 18, 2021, was valued based upon industry specific control premiums and the Company’s market cap at the time of the transaction. The $963,866 value of the 1,000,000 shares of Series AA Super Voting Preferred Stock issued to Benito Novas were valued based on a calculation by a third party independent valuation specialist.

As of March 31, 2024 and December 31, 2023, the Company had 1,050,000 and 1,050,000 preferred shares of Series AA Preferred Stock issued and outstanding, respectively. During the period of these financial statements, no dividend was declared or paid on the Series AA preferred shares.

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

The Company previously designated 1,000,000 shares of preferred stock as Series BB Preferred Stock. Effective on February 1, 2024, due to the fact that no shares of Series BB Preferred Stock were outstanding, the Board of Directors approved, and the Company filed, Certificates of Withdrawal of Certificate of Designations relating to such series of preferred stock with the Secretary of State of Nevada and terminated the designation of its Series BB Preferred Stock effective as of the same date.

As of March 31, 2024 and December 31, 2023, the Company had no preferred shares of Series BB Preferred Stock issued and outstanding.

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

The Company previously designated 8,000,000 shares of preferred stock as Series CC Preferred Stock. Effective on February 1, 2024, due to the fact that no shares of Series CC Preferred Stock were outstanding, the Board of Directors approved, and the Company filed, Certificates of Withdrawal of Certificate of Designations relating to such series of preferred stock with the Secretary of State of Nevada and terminated the designation of its Series CC Preferred Stock effective as of the same date.

As of March 31, 2024 and December 31, 2023, the Company had no preferred shares of Series CC Preferred Stock issued and outstanding.

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

As of March 31, 2024 and December 31, 2023, the Company had 9,870 and 9,870 preferred shares of Series DD Convertible Preferred Stock issued and outstanding, respectively. During the period of these financial statements, no dividend was declared or paid on the Series DD preferred shares.

NOTE 6 – RELATED PARTY TRANSACTIONS

In consideration of mutual covenants set forth in the Professional Service Consulting Agreement, Dave Christensen, current Director, President, Chief Executive Officer, Chief Financial Officer and Secretary, shall be compensated monthly based on an annual rate of $90,000 starting January 1, 2022. Additionally, the agreement includes an issuance of 896 shares of Series DD Preferred Stock of the Company. An amount of 448 shares were issued on August 18, 2021 and the remaining 448 were issued on February 18, 2022. Amounts paid to Enterprise Technology Consulting, a Company 100% owned by Dave Christensen, CEO, for consulting services during the period ended March 31, 2024 and the year ended December 31, 2023 were $22,500 and $90,000, respectively.

On August 18, 2021, through a Stock Purchase Agreement in which the Company acquired 100% of the outstanding shares of Global Stem Cell Group, Inc., the Company acquired a 2018 Jaguar F-Pace, which was acquired from Benito Novas for $45,000 on January 8, 2019 and assumed the related auto loan, with an original loan amount of $20,991 at 8.99% interest for 48 months and monthly payments of $504.94. As of March 31, 2024 and December 31, 2023, the principal balance of the outstanding auto loan was $0.00.

Benito Novas’ brother, sister and nephew provide marketing/administrative and training/R&D services to Global Stem Cells Group and were paid $65,153 in the aggregate as consultants during the three months ended March 31, 2024, and $101,158 in the aggregate for the three months ended March 31, 2023.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Pursuant to an Agreement between Global Stem Cell Group and a lender dated November 17, 2020, in the event that any of Global Stem Cell Group, and/or the Entities and /or Parent (individually the “Company” and collectively the “Companies”) dispose of any assets to any party or third party or parties (an “Asset Disposition”), then Global Stem Cell Group shall undertake to cause such party, third party or parties to acquire the perpetual right of a percentage of Global revenues from the investor. The consideration for the right shall be equal to the fair value of the assets at the time of the Asset Disposition (the “Asset Disposition Payment”). The Asset Disposition Payment shall not exceed 27.5% (twenty-seven and a half percent) of the fair market value of the assets.

In exchange for the gross proceeds in the amount of $400,000 treated as a promissory note, the investor shall receive the right to a perpetual 7.75% (payment percentage) of the revenues of Global Stem Cell Group.

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

During the three months ended March 31, 2024 and the three months ended March 31, 2023 the Company paid $15,028 and $11,062, respectively in rent expense.

NOTE 8 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	March 31, 2024	December 31, 2023
Computer, equipment and vehicles (5 year useful life)	$167,852	$166,774
Leasehold improvements (2 year useful life)	559,302	501,226
Less: accumulated depreciation	(360,884)	(308,697)
Total property and equipment, net	$366,270	$359,303

Depreciation expense for the three months ended March 31, 2024 and three months ended March 31, 2023 was $52,187 and $32,243, respectively.

We evaluate the carrying value of long-lived assets for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Further testing of specific assets or grouping of assets is required when undiscounted future cash flows associated with the assets is less than their carrying amounts. An asset is considered to be impaired when the anticipated undiscounted future cash flows of an asset group are estimated to be less than its carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows. We recorded no impairment of long-lived assets for the period ended March 31, 2024 and the year ended December 31, 2023.

NOTE 9 – INTELLECTUAL PROPERTY

A third party independent valuation specialist was asked to determine the value of Global Stem Cell Group, Inc., tangible and intangible assets assuming the offering price was at fair value. In order to perform the purchase price allocation, the tangible and intangible assets were valued as of August 18, 2021.

The Fair Value of the intangible assets as of the Valuation Date is reasonably represented as:

	March 31, 2024	December 31, 2023
Tradename - Trademarks	$87,700	$87,700
Intellectual Property / Licenses	363,000	363,000
Customer Base	37,000	37,000
Intangible assets	487,700	487,700
Less: accumulated amortization	(255,541)	(231,156)
Total intangible assets, net	$232,159	$256,544

Amortization is computed on straight-line method based on estimated useful lives of 5 years. During the three months ended March 31, 2024 and the three months ended March 31, 2023, the Company recorded amortization expense of the intellectual property of $24,385 and $24,385, respectively.

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

The following table summarizes the Company’s undiscounted cash payment obligations for its non-cancelable lease liabilities through the end of the expected term of the lease:

2024	$57,069
2025	76,092
2026	—
2027	—
2028	—
Total undiscounted cash payments	133,161
Less interest	(8,157)
Present value of payments	$125,004

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

The following table summarizes the Company’s carrying amount of goodwill during the three months ended March 31, 2024 and the year ended December 31, 2023:

Goodwill
Balance at December 31, 2022	$5,805,438
Acquisition	-
Impairment	(4,125,460)
Balance at December 31, 2023	$1,679,978
Acquisition	-
Impairment	(4,125,460)
Balance at March 31, 2024	$1,679,978

During each fiscal year, we periodically assess whether any indicators of impairment exist which would require us to perform an interim impairment review was based on the five year revenue and cash from operations projections of the Global Stem Cell unit of the company. As of each interim period end during each fiscal year, we concluded that a triggering event had not occurred that would more likely than not reduce the fair value of our reporting unit below their carrying values. We performed our annual test of goodwill for impairment as of December 31, 2023.

The Company has recognized impairment of $4,125,460 and Goodwill balance as of March 31, 2024 is $1,679,978.

NOTE 12 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, we have analyzed events and transactions that occurred subsequent to March 31, 2024 through the date these financial statements were issued and have determined that we do not have any other material subsequent events to disclose or recognize in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for our future operations. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

◾	the uncertainty of profitability based upon our history of losses;

◾	legislative or regulatory changes concerning regenerative medicine and therapies;

◾	risks related to our outstanding secured and unsecured loans and our ability to service debt;

◾	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms to continue as going concern;

◾	risks related to our operations and uncertainties related to our business plan and business strategy;

◾	changes in economic conditions;

◾	uncertainty with respect to intellectual property rights, protecting those rights and claims of infringement of other’s intellectual property;

◾	competition; and

◾	cybersecurity concerns.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully, including those contained in our Annual Report on Form 10-K under “Risk Factors” for the year ended December 31, 2023, and readers should not place undue reliance on our forward-looking statements. Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made, and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

Results of Operations

Below is a summary of the results of operations for the three months ended March 31, 2024 and 2023.

	For the Three Months Ended March 31,
	2024	2023	$ Change	% Change
Revenue	$817,034	$786,198	$30,836	3.92%
Cost of revenue	248,043	249,397	(1,354)	-0.54%
Gross profit	568,991	536,801	32,190	6.00%

Operating expenses
Advertising and marketing	144,283	141,637	2,646	1.87%
Professional fees	248,382	209,371	39,011	18.63%
Officer compensation	22,500	22,500	-	0.00%
Depreciation and amortization expense	76,572	56,628	19,944	35.22%
Investor relations	23,268	2,250	21,018	934.13%
General and administrative	159,091	178,626	(19,535)	-10.94%
Total operating expenses	674,096	611,012	63,084	10.32%

Other income (expense)
Interest expense	(1,854,417)	(1,600,426)	(253,991)	15.87%
Gain (loss) on derivative financial instruments	(1,498)	1,927	(3,425)	-177.74%
Gain on settlement of debt	-	2,463	(2,463)	-100.00%
Net loss	$(1,961,020)	$(1,670,247)	$(290,773)	17.41%

Revenue

Revenue increased by 3.92% in the amount of $30,836 for the three months ended March 31, 2024, compared to the same period in 2023. The increase in revenue was a result of marketing and sales efforts to increase brand recognition and exposure in the industry. We experienced more lead generation in 2023 increasing equipment, products, and training sales in regions like Southeast Asia and the Middle East.  The opening of the Cancun facility in the second half of 2022 also increased sales by providing a facility for physicians to come for training and preform patient procedures. Additional, Global Stem Cells Group, like almost everyone else in the world, was severely affected by the Covid 19 pandemic during 2021 and the first six months of 2022, restrictions our international travel along with in person meetings limited our training of new customers along with selling them products and equipment which adversely affecting our results of operations.

We expect that our revenues will increase in future quarters as a result of our ongoing marketing and brand awareness campaigns, training seminars, lectures and other efforts we engage in that expand our presence in the industry and provide us more opportunities to sell our products.

The following table presents our revenue by product category for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
	2024	2023
Training	$110,333	$181,320
Product supplies	355,481	433,673
Equipment	96,810	93,690
Patient procedures	254,410	77,515
Total revenue	$817,034	$786,198

Operating expenses

Operating expenses increased by 10.32% in the amount of $63,084 for the three months ended March 31, 2024, compared to the same period in 2023. Listed below are the major changes to operating expenses:

Advertising and marketing fees increased by $2,646 for the three months ended March 31, 2024, compared to the same period in 2023, primarily due to an increase in advertising by Global Stem Cells Group.

Professional fees increased by $39,011 for the three months ended March 31, 2024, compared to the same period in 2023, primarily due to legal and accounting fees.

Depreciation and amortization increased by $19,944 for the three months ended March 31, 2024, compared to the same period in 2023, primarily due to expansion of the Cancun facility.

Investor relations decreased by $21,018 for the three months ended March 31, 2024, compared to the same period in 2023, primarily due to an agreement with an investor relation firm in February, 2024.

General and administrative expense decrease by $19,535 for the three months ended March 31, 2024, compared to the same period in 2023, primarily due to a decrease in travel by Global Stem Cells Group.

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

Other expense

Other expense increased by $259,879 for the three months ended March 31, 2024, compared to the same period in 2023, primarily as a result of a inecrease in amortization of debt discount on promissory notes.

We had interest expense of $1,854,417 and $1,600,426 for the three months ended March 31, 2024 and 2023, respectively.

We expect to continue to experience high interest payments in the future as a result of our outstanding liabilities. If we are unable to generate sufficient revenues and/or additional financing to service this debt, there is a risk the lenders will call the notes and we will be unable to repay the loans. If this happens, we could go out of business.

Net Loss

We recorded a net loss of $1,961,020 for the three months ended March 31, 2024, as compared with a net loss of $1,670,247 for the same period in 2023.

Liquidity and Capital Resources

Since inception, we have financed our operations through private placements and convertible notes. The following is a summary of the cash and cash equivalents as of March 31, 2024 and December 31, 2022.

	March 31, 2024	December 31, 2023	$ Change	% Change
Cash and cash equivalents	$579,352	$530,540	$48,812	9.20%

Summary of Cash Flows

Below is a summary of our cash flows for the three months ended March 31, 2024 and 2023.

	For the Three Months Ended March 31,
	2024	2023
Net cash provided in operating activities	$107,966	$6,775
Net cash used in investing activities	(59,154)	(5,486)
Net cash used in financing activities	-	(9,850)
Net increase (decrease) in cash and cash equivalents	$48,812	$(8,561)

Operating activities

Net cash provided by operating activities was $107,966 during the three months ended March31, 2024 and consisted of a net loss of $1,961,020, which was offset by a net change in operating assets and liabilities of $966,138 and non-cash items of $1,102,848. The non-cash items for the three months ended March31, 2024, consisted of depreciation and amortization expenses of $76,572, amortization of debt discount of $1,024,778, and change in derivative liabilities of $1,498. The significant change in operating assets and liabilities was an increase in accounts payable and accrued liabilities, partially offset by the decrease in accounts receivable and prepaid expense.

Net cash provided by operating activities was $6,775 during the three months ended March 31, 2023 and consisted of a net loss of $1,670,247, which was offset by a net change in operating assets and liabilities of $858,821 and non-cash items of $818,201. The non-cash items for the three months ended March 31, 2023, consisted of depreciation and amortization expenses of $56,628 and amortization of debt discount of $765,963, partially offset by the change in derivative liabilities of $1,927 and gain on settlement of debt of $2,463. The significant change in operating assets and liabilities was an increase in accounts payable and accrued liabilities, partially offset by the decrease in accounts receivable and prepaid expense.

Investing activities

Net cash used in investing activities was $59,154 and consisted of the purchase of property and equipment associated with the expansion of the Cancun facility during the three months ended March 31, 2024.

Net cash used in investing activities was $5,486 and consisted of purchase of property and equipment associated with the Cancun lab during the three months ended March 31, 2023.

Financing activities

Net cash used in financing activities was $9,850 and consisted of principal payment of debt for the three months ended March 31, 2023.

We may expect to continue to experience high interest payments in the future as a result of our outstanding liabilities. Additionally, as of the date of this report, there are a number of secured promissory notes with an aggregate principal amount of approximately $$2,872,797 that have matured. Finally, we also have a number of unsecured promissory notes with an aggregate principal amount of $1,629,428 that have matured. The company is currently in debt restructuring talks, and there are also other lenders as well who have demonstrated interest in assuming this debt. However, if we are unable to generate sufficient revenues and/or additional financing to service this debt, there is a risk the lenders will call the notes, secure our assets, as to those applicable secured notes, and demand payment. If after all these recourses are exhausted and the debt becomes unresolvable, like any other company, there’s a risk we could go out of business.

Going Concern

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, resulting in an accumulated deficit of approximately $63,951,151 and a working capital deficit of $23,688,329 as of March 31, 2024 and future losses are anticipated. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of March 31, 2024, the Company had no off-balance sheet arrangements.

Critical Accounting Policies

Our critical accounting policies have not materially changed during the three months ended March 31, 2024. Furthermore, the preparation of our financial statements is in conformity with generally accepted accounting principles in the United States of America, or GAAP. The preparation of our financial statements requires management to make judgments and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. Our management believes that we consistently apply these judgments and estimates, and the financial statements fairly represent all periods presented. However, any differences between these judgments and estimates and actual results could have a material impact on our statements of income and financial position.

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

(4)	Allocate the transaction price to each performance obligation in the contract

(5)	Recognize revenue when each performance obligation is satisfied

There was no material impact on the Company’s financial statements as a result of adopting Topic 606 for the three months ended March 31, 2024 and the year ended December 31, 2023.

The Company’s main source of revenue is comprised of the following:

●	Training-GSCG offers a Stem Cell & Exosomes Certification Program where physicians attending these training sessions will take advantage of a full review of stem cell biology, characterization and regenerative properties of cells and cell products, cytokines and growth factors and how they can be applied in a clinic setting. The physicians will pay for the training sessions upfront and receive all the material and certificate upon completion of seminar. Completion of the seminar is when control is transferred and when revenue is recognized.

●	Products-Physicians can order SVF Kits through GSCG which includes EC Certificate from Institute for Testing and Certificating, Inc. SVT Kits are paid for upfront and shipped from a third party directly to physicians. Transfer of control is when the product is shipped which is when revenue is recognized.

●	Equipment- Physicians can order equipment through GSCG which includes a warranty from the manufacturer of equipment. Equipment is paid for upfront and shipped from the manufacturer directly to physicians. Transfer of control is when the equipment is shipped which is when revenue is recognized.

●	Patient procedures are the treatments GSCG is offering at its Cancun clinic. The transfer of control is when the procedures are completed which is when revenue is recognized.

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

At March 31, 2024 and December 31, 2023, the carrying amounts of the Company’s financial instruments, including cash, account payables, and accrued expenses, approximate their respective fair value due to the short-term nature of these instruments.

At March 31, 2024 and December 31, 2023, the Company does not have any assets or liabilities except for derivative liabilities related to convertible notes payable required to be measured at fair value in accordance with FASB ASC Topic 820, Fair Value Measurement.

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

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the three months ended March 31, 2024. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We have inadequate controls to ensure that information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting. Management evaluated the impact of the lack of timely communication between non–financial personnel and financial personnel on our assessment of our reporting controls and procedures and has concluded that the control deficiency represented a material weakness.

3.	The Company failed to account for the acquisition of GSCG using the full purchase accounting method in accordance with ASC 805.

To address these material weaknesses, management engaged financial consultants, performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. We have not remedied the material weaknesses as of March 31, 2024. The Company plans to take remedial action to address these weaknesses during the fiscal year ended December 31, 2024.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except the implementation of the controls identified above.

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

Item 1A. Risk Factors

See risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed on April 15, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

The current portion of notes payable on the Company’s Condensed Consolidated Balance Sheets above contains, at March 31, 2024, certain promissory notes on which the Company was in arrears on payments of principal as follows:

◾	On December 7, 2020, the Company entered into a secured promissory note in the amount of $2,872,797. Pursuant to the terms of the note, the note bears fifteen (15%) interest, unsecured and is due on November 23, 2023. As of March 31, 2024, the Company accrued $1,731,198 in interest expense. The note is currently in default.

◾	On December 9, 2020, the Company entered into an unsecured promissory note in the amount of $110,000. Pursuant to the terms of the note, the note bears fifteen (15%) interest, unsecured and is due on December 9, 2023. As of March 31, 2024, the Company accrued $66,160 in interest expense. The note is currently in default

◾	On January 6, 2021, the Company entered into an unsecured promissory note in the amount of $1,000,000. Pursuant to the terms of the note, the note bears fifteen (15%) interest, unsecured and is due on January 6, 2022. As of March 31, 2024, the Company accrued $601,480 in interest expense. The note is currently in default

◾	On November 17, 2020, the Company entered into an unsecured promissory note in the amount of $400,000. Pursuant to the terms of the note, the investor shall receive the right to a perpetual 7.75% (payment percentage) of the revenues of Global Stem Cell Group. As of March 31, 2024, the Company accrued $455,871 in interest expense. The note is currently in default due to the non-payment of interest.

◾	On December 30, 2021, the Company entered into an unsecured promissory note in the amount of $7,958. Pursuant to the terms of the note, the note bears twelve (12%) interest, unsecured and is due on July 30, 2023. As of March 31, 2024, the Company accrued $2,145 in interest expense. The note is currently in default.

◾	On December 30, 2021, the Company entered into an unsecured promissory note in the amount of $111,470. Pursuant to the terms of the note, the note bears twelve (12%) interest, unsecured and is due on July 30, 2023. As of March 31, 2024, the Company accrued $30,052 in interest expense. The note is currently in default.

At March 31, 2024 and December 31, 2023, the Company had insufficient cash on hand to repay these notes. None of these notes have been paid, and management has indicated that no demand for payment for any of these notes has been received by the Company as of the date of this report. If we are unable to generate sufficient revenues and/or additional financing to service this debt, there is a risk the lenders will call the notes, secure our assets, as to those applicable secured notes, and demand payment. If this happens, we could go out of business.

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1**	Amendment to Articles of Incorporation, dated March 6, 2024
31.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 formatted in Extensible Business Reporting Language (XBRL).
101.INS**	Inline XBRL Instance Document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

**	Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Dated May 20, 2024	MESO NUMISMATICS, INC.

	By:	/s/ David Christensen
David Christensen
President, Chief Executive Officer, Chief Financial Officer, Secretary and Director (Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)