Form 10-Q
period 2024-06-30
MESO NUMISMATICS, INC.
filed 2024-08-14
CIK 1760026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2024

or

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

As of August 14, 2024, there were 12,538,968 shares outstanding of the registrant’s common stock.

MESO NUMISMATICS, INC.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MESO NUMISMATICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(Unaudited)	*
ASSETS
Current assets
Cash and cash equivalents	$617,093	$530,540
Accounts receivable	24,188	23,956
Inventory	6,680	-
Prepaid expenses	38,610	20,500
Total current assets	686,571	574,996
Property and equipment, net	360,341	359,303
Other assets	7,264	5,568
Intangible assets, net	207,774	256,544
Right of use asset, net	108,158	2,714
Goodwill	1,679,978	1,679,978
Total assets	$3,050,085	$2,879,103

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$562,188	$421,334
Accrued interest	8,130,464	6,597,422
Customer advances	372,860	2,000
Derivative liability	4,352	2,146
Lease liability, current portion	76,092	2,714
Notes payable, net	17,270,761	15,223,519
Total current liabilities	26,416,717	22,249,135

Long term liabilities
Lease liability, net of current portion	32,066	-
Convertible notes payable, net of discount	39,981	35,023
Notes payable – related parties	7,800	7,800
Notes payable, net of discount	2,386,664	2,382,648
Total liabilities	28,883,228	24,674,605

Stockholders’ deficit
Preferred stock, $0.001 par value 1,050,000 shares authorized as Series AA Preferred Stock; 1,050,000 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	1,050	1,050
Preferred stock, $0.001 par value; 10,000 shares authorized as Series DD Preferred Stock; 9,870 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	10	10
Common stock, $0.001 par value; 6,500,000,000 shares authorized; 12,493,938 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	12,494	12,494
Additional paid in capital	40,181,074	40,181,074
Accumulated deficit	(66,027,771)	(61,990,131)
Total stockholders’ deficit	(25,833,143)	(21,795,503)
Total liabilities and stockholders’ deficit	$3,050,085	$2,879,103

*	Derived from audited information

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MESO NUMISMATICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$793,329	$361,359	$1,610,363	$1,147,557
Cost of revenue	266,445	107,535	514,488	356,932
Gross profit	526,884	253,824	1,095,875	790,625

Operating expenses
Advertising and marketing	97,175	114,811	241,458	256,448
Professional fees	253,008	255,412	501,390	464,783
Officer compensation	22,500	22,500	45,000	45,000
Depreciation and amortization expense	82,971	57,875	159,543	114,503
Investor relations	23,174	2,250	46,442	4,500
General and administrative	262,036	231,817	421,127	410,443
Total operating expenses	740,863	684,665	1,414,961	1,295,677

Other income (expense)
Interest expense	(1,861,931)	(1,600,380)	(3,716,348)	(3,200,806)
Gain on derivative financial instruments	(708)	998	(2,206)	2,925
Gain on settlement of debt	—	—	—	2,463
Net loss	$(2,076,620)	$(2,030,223)	$(4,037,640)	$(3,700,470)

Basic and diluted earnings (loss) per share from:
Net loss per common share, basic and diluted	$(0.17)	$(0.16)	$(0.32)	$(0.30)

Weighted average number of common shares outstanding, basic and diluted	12,493,938	12,443,938	12,493,938	12,443,938

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MESO NUMISMATICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Six Months Ended June 30, 2024

(Unaudited)

	Series AA Preferred Stock		Series DD Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2023	1,050,000	$1,050	9,870	$10	12,493,938	$12,494	$40,181,074	$(61,990,131)	$(21,795,503)
Net loss	-	-	-		-	-	-	(4,037,640)	(4,037,640)
Balance, June 30, 2024	1,050,000	$1,050	9,870	$10	12,493,938	$12,494	$40,181,074	$(66,027,771)	$(25,833,143)

For the Three Months Ended June 30, 2024

(Unaudited)

	Series AA Preferred Stock		Series DD Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance April 1, 2024	1,050,000	$1,050	9,870	$10	12,493,938	$12,494	$40,181,074	$(65,951,151)	$(25,756,523)
Net loss	-	-	-		-	-	-	(2,076,620)	(2,076,620)
Balance, June 30, 2024	1,050,000	$1,050	9,870	$10	12,493,938	$12,494	$40,181,074	$(66,027,771)	$(25,833,143)

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

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MESO NUMISMATICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,037,640)	$(3,700,470)
Non-cash adjustments to reconcile net loss to net cash:
Amortization of debt discount	2,056,217	1,531,096
Depreciation and amortization expense	159,543	114,503
Loss (gain) from changes in derivative liability fair values	2,206	(2,925)
Gain from settlement of debt	-	(2,463)
Changes in operating assets and liabilities:
Accounts receivable	(232)	(1,495)
Prepaid expenses	(18,110)	-
Inventory	(6,680)	-
Other asset	(1,696)	-
Accounts payable and accrued liabilities	2,044,755	1,661,816
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	198,364	(399,938)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(111,811)	(10,207)
CASH USED BY INVESTING ACTIVITIES	(111,811)	(10,207)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payment on debt	-	(9,850)
CASH USED BY FINANCING ACTIVITIES	-	(9,850)
Net increase (decrease) in cash	86,553	(419,995)
Cash, beginning of period	530,540	1,645,185

Cash, end of period	$617,093	$1,225,190

Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MESO NUMISMATICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

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

On November 16, 2016, the Company entered into an Agreement and Plan of Merger between the Company and Meso Numismatics Corp. (“Meso”), a Florida corporation. The acquisition of Meso was to support the Company’s overall mission of specializing in ventures related to Central America and the Latin countries of the Caribbean; not limited to tourism. Meso was a small but scalable numismatics operation that the Company leveraged for low-cost cost revenues and product marketing.

The Company maintained an online store with eBay (www.mesocoins.com) and participated in live auctions with major companies such as Heritage Auctions, Stacks Bowers Auctions and Lyn Knight Auctions.

The acquisition was completed on August 4, 2017, following the Company issuance of 25,000 shares of Series BB preferred stock to Meso to acquire one hundred (100%) percent of Meso’s common stock. The Company accounted for the acquisition as common control, as Melvin Pereira, the CEO and principal shareholder of the Company controlled, operated and owned both companies. On November 16, 2016, the date of the Merger Agreement and June 30, 2017, the date of the Debt Settlement Agreement, Melvin Pereira, CEO of Pure Hospitality Solutions, owned 100% of the stock of Meso. Pure Hospitality Solutions, Inc. and Meso first came under common control on June 30, 2017.

On September 4, 2017, the Company decided to suspend its booking operations, Oveedia, to focus on continuing to build Meso, its numismatic business. The Company did, however, use its footprint within the Latin American region to expand the Company at a much quicker rate.

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

On October 28, 2022, the Company entered into an Agreement of Conveyance, Transfer and Assignment of Subsidiary with our prior officer and director, Mr. Melvin Pereira, pursuant to which we agreed to sell Mr. Pereira 100% of our interest in Meso. In exchange, Mr. Pereira has agreed to assume all of the liabilities of Meso, provide whatever financial and other materials needed by us to prepare and complete our financial statements for reporting purposes, and to not disparage our company. The Company reclassified $68,313 of liabilities outstanding resulting in a gain on discontinued operations at December 31, 2022.

Description of Business

As a result of this transaction, the Company is no longer engaged in the sale of coins, paper currency, bullion and medals and it has moved into what is believed to be a more lucrative opportunity for the Company - the operations of Global Stem Cell Group.

The Company believes stem cell therapy is becoming an increasingly effective clinical solution for treating conditions that traditional or conventional medicine only offers within palliative care and pain management. The Company works with doctors and their staff to provide products, solutions, equipment, services, and training to help them be successful in the application of Stem Cell Therapies. The Company combines solutions from extensive clinical research with the manufacturing and commercialization of viable cell therapy and immune support related products that it believes will change the course of traditional medicine around the world forever. The Company’s revenue comes directly from the training and the seminars, from the resale of these kits, products, and equipment, services, from patient procedures, and from the reoccurring application of the Company’s process using the kits and solutions it provides.

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

Cash and Cash Equivalents

The Company considers all highly liquid accounts with original maturities of three months or less to be cash equivalents. At June 30, 2024 and December 31, 2023, all of the Company’s cash was deposited in major banking institutions. There were no cash equivalents as of June 30, 2024 and December 31, 2023. Our cash balances at financial institutions may exceed the Federal Deposit Insurance Company’s (FDIC) insured limit of $250,000 from time to time.

Accounts Receivable

Accounts receivable are recorded at original invoice amount less an allowance for uncollectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on collectability of accounts receivable and prior bad debt experience. Accounts receivable balances are written off against the allowance upon management’s determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Management believes that credit risks on accounts receivable will not be material to the financial position of the Company or results of operations. The allowance for doubtful accounts was $0 and $0 as of June 30, 2024 and December 31, 2023, respectively.

Intangible Assets

Intangible assets with finite lives are amortized over their estimated useful lives. Intangible assets with indefinite lives are not amortized, but are tested for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment was recognized for the three months ended June 30, 2024 and the year ended December 31, 2023.

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

Diluted net loss per share is calculated by including any potentially dilutive share issuances in the denominator. The following securities are excluded from the calculation of weighted average diluted shares at June 30, 2024 and December 31, 2023, respectively, because their inclusion would have been anti-dilutive.

	June 30,	December 31,
	2024	2023
Convertible notes outstanding	124,343	293,973
Convertible preferred stock outstanding	39,090,908	39,090,908
Shares underlying warrants outstanding	7,500,000	87,500,000
	46,715,251	126,884,881

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

At June 30, 2024 and December 31, 2023, the carrying amounts of the Company’s financial instruments, including cash, account payables, and accrued expenses, approximate their respective fair value due to the short-term nature of these instruments.

At June 30, 2024 and December 31, 2023, the Company does not have any assets or liabilities except for derivative liabilities related to convertible notes payable required to be measured at fair value in accordance with FASB ASC Topic 820, Fair Value Measurement.

The following presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value as of June 30, 2024 and December 31, 2023:

	Level 1	Level 2	Level 3	Total
June 30, 2024
Derivative liability	-	-	4,352	4,352
Total	$-	$-	$4,352	$4,352

December 31, 2023
Derivative liability	-	-	2,146	2,146
Total	$-	$-	$2,146	$2,146

Comprehensive Income

The Company records comprehensive income as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Other comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. As of June 30, 2024 and December 31, 2023, the Company had no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, resulting in an accumulated deficit of $66,027,771 and a working capital deficit of $25,730,147 as of June 30, 2024 and future losses are anticipated. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

(4)	Allocate the transaction price to each performance obligation in the contract

(5)	Recognize revenue when each performance obligation is satisfied

There was no material impact on the Company’s financial statements as a result of adopting Topic 606 for the six months ended June 30, 2024 and year ended December 31, 2023.

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

The following table presents the Company’s revenue by product category for the six months ended June 30, 2024 and 2023:

	For the Six Months Ended June 30,
	2024	2023
Training	$267,827	$291,464
Product supplies	769,237	629,456
Equipment	102,060	109,740
Patient procedures	471,259	116,897
Total revenue	$1,610,363	$1,147,557

Listed below are the revenues, cost of revenues, gross profits, assets and net profit (loss) by Company:

	For the Six Months Ended
	June 30, 2024
	Global Stem	Meso
	Cells Group	Numismatics	Total
Revenue	$1,610,363	$-	$1,639,863
Cost of revenue	514,488	-	514,488
Gross profit	$1,095,875	$-	$1,125,375
Gross Profit %	68.05%	0.00%	68.63%

Assets	$1,168,726	$1,910,860	$3,079,586
Net profit (loss)	$(104,647)	$(3,932,993)	$(4,037,640)

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

NOTE 4 – NOTES PAYABLE

Convertible Notes Payable

On November 25, 2019, the Company, pursuant to the certificate of designation of the Series BB Preferred Stock, elected to exchange the preferred shares for other indebtedness calculated at a price per share equal to $1.20. Upon the Company’s mailing of the Exchange Agreement, the shareholder had the option, within 30 days of such mailing date and subject to the execution of this Agreement to receive the Indebtedness in the form of a convertible note. If the shareholder did not give the Company notice, the indebtedness shall automatically be issued in the form of a promissory note. The convertible note agreements bear no interest and have a four (4) year maturity date. The notes may be repaid in whole or in part at any time prior to maturity. There are no shares of common stock issuable upon the execution of the promissory notes. The notes are convertible, at the investors’ sole discretion, into shares of common stock at conversion price equal to the lowest bid price of the Common Stock as reported on the National Quotations Bureau OTC Markets exchange for the three prior trading days including the day upon which a Notice of Conversion is received by the Company. As of December 31, 2019, 81,043 Preferred Series BB shares were exchanged for an aggregate of $97,252 convertible notes. During the periods ending June 30, 2024 and December 31, 2023, the Company made payments of $0 and $9,850, respectively, on the outstanding convertible notes.

The balance of the convertible notes as of June 30, 2024 and December 31, 2023 is as follows:

	June 30,	December 31,
	2024	2023
Convertible notes payable	$44,939	$57,252
Less: Discount	(4,958)	(9,916)
Convertible notes payable, net	$39,981	$35,023

During the periods ending June 30, 2024 and December 31, 2023, the Company incurred $4,958 and $7,679, respectively, of debt discount amortization expense and made payments of $0 and $9,850, respectively, on the outstanding convertible notes. As of June 30, 2024 and December 31, 2023, the Company had no accrued interest.

Promissory Notes Payable

During 2015, the Company entered into line of credit with Digital Arts Media Network that was treated as a promissory note. The promissory note bears interest at ten (10%) per annum and has a one (1) year maturity date. The note may be repaid in whole or in part at any time prior to maturity. There are no shares of common stock issuable upon the execution of the promissory note. As of June 30, 2024 and December 31, 2023, the principal balance of the outstanding note was $130,025 and $130,025, respectively, and accrued interest of $112,050 and $105,602, respectively.

On November 25, 2019, pursuant to the certificate of designation of the Series BB Preferred Stock, the Company elected to exchange the preferred shares for other indebtedness calculated at a price per share equal to $1.20. Upon the Company’s mailing of the Exchange Agreement, each shareholder had the option, within 30 days of such mailing date, to receive the indebtedness in the form of a convertible note. If the shareholder does not give the Company notice, the indebtedness shall automatically be issued in the form of a promissory note without any conversion feature. The promissory notes bear no interest and have a four (4) year maturity date with a 20% premium to be paid upon maturity. The notes may be repaid in whole or in part at any time prior to maturity. As of December 31, 2019, 276,723 Preferred Series BB shares were exchanged for an aggregate of $332,068 promissory notes. As of June 30, 2024 and December 31, 2023, the aggregate loan balances outstanding were $398,482 and $398,482, respectively, and unamortized discount of $4,017 and $8,033, respectively.

On December 3, 2019, Melvin Pereira, the prior CEO, converted 18,500 shares of the 25,000 shares of Series BB preferred stock to acquire one hundred (100%) percent of Meso’s common stock into 250,999 shares of the Company’s common stock and elected to exchange the remaining 6,500 shares of Series BB preferred stock for a promissory note of $7,800, which is shown as a related party note payable on the balance sheet on June 30, 2024 and December 31, 2023.

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

On November 20, 2023, both the Company and two separate lenders agreed to terminate the notes in the amount of $2,506,827 in exchange for an aggregate consideration of $300,000 and new notes. As of June 30, 2024 and December 31, 2023, the aggregate loan balances outstanding were $2,872,797 and $2,872,797, respectively, and unamortized discount of $0 and $0, respectively. This loan is currently in default.

The new notes have a maturity date of November 20, 2028, an aggregate principal amount of $1,999,999, and bear interest at a six (6%) percentage annual interest rate. In accordance with ASC 470-50-40-10 and ASC 470-50-40-11 guidance the Company has determined that this should be treated as a debt extinguishment. Since the old debt was derecognized and new debt was recorded at fair value a gain was recorded between the net carrying value of the original debt and the fair value of the new debt. The consideration was paid to the existing lender and not a third party therefore the consideration was expensed as an offset to the gain. As of June 30, 2024 and December 31, 2023, the outstanding loan balance was $1,999,999 and $1,999,999, respectively.

On December 9, 2020, the Company entered into a Promissory Debenture with a lender in the amount of $110,000, which bears compounded annual interest at fifteen (15%) percent and has a two (2) year maturity date and cashless warrants to purchase 1,000,000 shares of our common stock at exercise prices of $0.03 per share. The note may be repaid in whole or in part at any time prior to maturity. The lender had advanced a total of $100,000, net of discount in the amount of $10,000 to the Company. The Company recorded the fair value of the 1,000,000 warrants issued with debt at approximately $17,491 at December 31, 2020 as a discount.  As of June 30, 2024 and December 31, 2023, the outstanding loan balance was $110,000 and $110,000, respectively, and unamortized discount of $0 and $0, respectively. This loan is currently in default.

On January 6, 2021, the Company entered into a Promissory Debenture with a lender in the amount of $1,000,000, which bears interest at fifteen (15%) percent and has a one (1) year maturity date and cashless warrants to purchase 10,000,000 shares of our common stock, at exercise prices of $0.03 per share. The note may be repaid in whole or in part at any time prior to maturity. The lender had advanced a total of $900,000, net of discount in the amount of $100,000 to the Company. The Company recorded the fair value of the 10,000,000 warrants issued with debt at approximately $237,811 at the date of issuance as a discount. As of June 30, 2024 and December 31, 2023, the outstanding loan balance was $1,000,000 and $1,000,000, respectively, and unamortized discount of $0.00 and $0.00, respectively. This loan is currently in default.

On June 22, 2021, the Company entered into a Promissory Debenture with a lender in the amount of $11,600,000, which bears interest at twelve (12%) percent and has a three (3) year maturity date and cashless warrants to purchase 70,000,000 shares of our common stock, at exercise prices of $0.10 per share. The notes may be repaid in whole or in part at any time prior to maturity. The lender had advanced a total of $10,500,000, net of discount in the amount of $1,100,000 to the Company. The Company recorded the fair value of the 70,000,000 warrants issued with debt at approximately $5,465,726 at the date the warrants were issued as a discount. The lender has been granted a senior security interest and lien in all rights, title and interest in the assets and property of the Company as collateral. As of June 30, 2024 and December 31, 2023, the outstanding loan balance was $11,600,000 and $11,600,000, respectively, and unamortized discount of $0.00 and $1,927,351, respectively. This loan is currently in default.

On August 18, 2021, through a Stock Purchase Agreement in which the Company acquired 100% of the outstanding shares of Global Stem Cell Group, Inc., the Company acquired a 2018 Jaguar F-Pace which was acquired from Benito Novas for $45,000 on January 8, 2019 and assumed the related auto loan, with an original loan amount of $20,991 at 8.99% interest for 48 months and monthly payments of $504.94. As of June 30, 2024 and December 31, 2023, the principal balance of the outstanding auto loan was $0.00 and $0.00, respectively.

On August 18, 2021, through a Stock Purchase Agreement in which the Company acquired 100% of the outstanding shares of Global Stem Cell Group, Inc., the Company assumed the November 17, 2020, agreement with an investor for proceeds in the amount of $400,000 treated as a promissory. In exchange for the gross proceeds, the investor shall receive the right to a perpetual 7.75% (payment percentage) of the revenues of Global Stem Cell Group. The payments of the payment percentage shall be calculated by multiplying the gross quarterly revenues appearing in the financial statements by the payment percentage and treated as accrued interest. Payments shall be made ninety (90) days from the end of each respective fiscal quarter with the first payment to be made on the quarter ending December 31, 2020. Payments may be accrued and deferred if payment would deplete cash, cash equivalent and/or short-term investment balances on each respective fiscal quarter by more than twenty (20%) percent. As of June 30, 2024 and December 31, 2023, the principal balance of the outstanding loan was $400,000 and $400,000, respectively, and accrued interest totals $519,640 and $392,551, respectively. This debt instrument is currently in default due to the non-payment of interest.

On September 20, 2021, the Company entered into a Promissory Debenture with a lender in the amount of $1,100,000, which bears interest at twelve (12%) percent and has a three (3) year maturity date and cashless warrants to purchase 7,500,000 shares of our common stock, at exercise prices of $0.085 per share. The note may be repaid in whole or in part at any time prior to maturity. The lender had advanced a total of $1,000,000, net of discount in the amount of $100,000 to the Company. The Company recorded the fair value of the 7,500,000 warrants issued with debt at approximately $360,607 at the time of issuance as a discount. As of June 30, 2024 and December 31, 2023, the outstanding loan balance was $1,100,000 and $1,100,000, respectively, and unamortized discount of $61,489 and $181,381, respectively.

On December 30, 2021, the parties modified the terms of the Promissory Debenture dated July 13, 2020 in the amount of $6,000 and accrued interest in the amount of $1,578 by issuing a new promissory note and extending the date of maturity. In consideration for the new terms, the Promissory Debenture dated December 30, 2021 shall include a five (5%) percent premium for a total of $7,958 which bears interest at twelve (12%) percent and has a seventeen (17) months maturity date. The note may be repaid in whole or in part at any time prior to maturity. As of June 30, 2024 and December 31, 2023, the outstanding loan balance was $7,958 and $7,958, respectively, and unamortized discount of $0.00 and $0.00, respectively. This loan is currently in default.

On December 30, 2021, the parties modified the terms of the Promissory Debenture dated July 15, 2020 in the amount of $84,000 and accrued interest in the amount of $22,162 by issuing a new promissory note and extending the date of maturity. In consideration for the new terms, the Promissory Debenture dated December 30, 2021 shall include a five (5%) percent premium for a total of $111,470 which bear interest at twelve (12%) percent and have a seventeen (17) months maturity date. The notes may be repaid in whole or in part at any time prior to maturity. As of June 30, 2024 and December 31, 2023, the outstanding loan balance was $111,470 and $111,470, respectively, and unamortized discount of $0.00 and $0.00, respectively. This loan is currently in default.

The balance of the promissory notes as of June 30, 2024 and December 31, 2023 is as follows:

	June 30,	December 31,
	2024	2023
Promissory notes payable	$19,722,931	$19,722,931
Promissory notes payable-related party	7,800	7,800
Less: Discount	(65,506)	(2,100,966)
Less: Deferred finance costs	-	(15,798)
Promissory notes payable, net	$19,665,225	$17,613,966

During the periods ending June 30, 2024 and December 31, 2023, the Company made $0 and $300,000 payments, respectively, on the outstanding promissory notes, and recorded $1,533,042 and $3,244,361, respectively, of interest expense and $2,051,259 and $3,049,999, respectively, of debt discount amortization expense and recorded $1,511,297 gain on extinguishment of debt. As of June 30, 2024 and December 31, 2023, the Company had approximately $8,130,463 and $6,597,422, respectively, of accrued interest. As of June 30, 2024 and December 31, 2023, the principal balance of outstanding promissory notes payable was $19,730,731 and $19,730,731, respectively.

Derivatives Liabilities

The Company determined that the convertible notes outstanding as of June 30, 2024 contained an embedded derivative instrument as the conversion price was based on a variable that was not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40.

The Company determined the fair values of the embedded convertible notes derivatives and tainted convertible notes using the lattice valuation model with the following assumptions:

June 30,
2024
Common stock issuable	124,343
Market value of common stock on measurement date	$0.035
Adjusted exercise price	$0.06
Risk free interest rate	5.01%
Instrument lives in years	0.50 Year
Expected volatility	99.80%
Expected dividend yields	None

At December 7, 2020, the Company exchanged $5,379,624 of principal, default penalty and accrued but unpaid interest on convertible notes for $5,379,624 promissory notes and cashless warrants to purchase 15,000,000 shares of our common stock which eliminated the derivative liability associated with this debt.

The balance of the fair value of the derivative liability as of June 30, 2024 and December 31, 2023 is as follows:

Balance at December 31, 2022	$6,944
Additions	-
Fair value loss	(3,450)
Conversions	(1,348)
Balance at December 31, 2023	2,146
Additions	-
Fair value loss	2,206
Conversions	-
Balance at June 30, 2024	$4,352

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

2024 Transactions

The Company has not issued any of its authorized capital stock for the quarter ended June 30, 2024.

2023 Transactions

On December 8, 2023, the Company issued 50,000 shares of common stock for commitment shares as part of an Equity Financing Agreement, which were valued in the amount of $455.

As of June 30, 2024 and December 31, 2023, the Company has 12,493,938 and 12,493,938 common shares issued and outstanding, respectively.

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

The following table summarizes the Company’s warrant transactions during the six months ended June 30, 2024 and the year ended December 31, 2023:

	Number of Shares Underlying Warrants	Weighted Average Exercise Price
Outstanding at year ended December 31, 2022	103,500,000	$0.082
Granted	-	-
Exercised	-	-
Expired	(16,000,000)	-0.03
Outstanding at year ended December 31, 2023	87,500,000	$0.091
Granted	-	-
Exercised	-	-
Expired	(80,000,000)	-0.092
Outstanding at quarter ended June 30, 2024	7,500,000	$0.091

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

As of June 30, 2024 and December 31, 2023, the Company had 1,050,000 and 1,050,000 preferred shares of Series AA Preferred Stock issued and outstanding, respectively. During the period of these financial statements, no dividend was declared or paid on the Series AA preferred shares.

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

As of June 30, 2024 and December 31, 2023, the Company had no preferred shares of Series BB Preferred Stock issued and outstanding.

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

As of June 30, 2024 and December 31, 2023, the Company had no preferred shares of Series CC Preferred Stock issued and outstanding.

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

As of June 30, 2024 and December 31, 2023, the Company had 9,870 and 9,870 preferred shares of Series DD Convertible Preferred Stock issued and outstanding, respectively. During the period of these financial statements, no dividend was declared or paid on the Series DD preferred shares.

NOTE 6 – RELATED PARTY TRANSACTIONS

In consideration of mutual covenants set forth in the Professional Service Consulting Agreement, Dave Christensen, current Director, President, Chief Executive Officer, Chief Financial Officer and Secretary, shall be compensated monthly based on an annual rate of $90,000 starting January 1, 2022. Additionally, the agreement includes an issuance of 896 shares of Series DD Preferred Stock of the Company. An amount of 448 shares were issued on August 18, 2021 and the remaining 448 were issued on February 18, 2022. Amounts paid to Enterprise Technology Consulting, a Company 100% owned by Dave Christensen, CEO, for consulting services during the period ended June 30, 2024 and the year ended December 31, 2023 were $45,000 and $90,000, respectively.

On August 18, 2021, through a Stock Purchase Agreement in which the Company acquired 100% of the outstanding shares of Global Stem Cell Group, Inc., the Company acquired a 2018 Jaguar F-Pace, which was acquired from Benito Novas for $45,000 on January 8, 2019 and assumed the related auto loan, with an original loan amount of $20,991 at 8.99% interest for 48 months and monthly payments of $504.94. As of June 30, 2024 and December 31, 2023, the principal balance of the outstanding auto loan was $0.00.

Benito Novas’ brother, sister and nephew provide marketing/administrative and training/R&D services to Global Stem Cells Group and were paid $122,107 in the aggregate as consultants during the six months ended June 30, 2024, and $133,470 in the aggregate for the six months ended June 30, 2023.

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

During the six months ended June 30, 2024 and the six months ended June 30, 2023 the Company paid $40,981 and $22,744, respectively in rent expense.

NOTE 8 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	June 30, 2024	December 31, 2023
Computer, equipment and vehicles (5 year useful life)	$170,302	$166,774
Leasehold improvements (2 year useful life)	609,509	501,226
Less: accumulated depreciation	(419,470)	(308,697)
Total property and equipment, net	$360,341	$359,303

Depreciation expense for the six months ended June 30, 2024 and six months ended June 30, 2023 was $110,773 and $65,733, respectively.

We evaluate the carrying value of long-lived assets for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Further testing of specific assets or grouping of assets is required when undiscounted future cash flows associated with the assets is less than their carrying amounts. An asset is considered to be impaired when the anticipated undiscounted future cash flows of an asset group are estimated to be less than its carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows. We recorded no impairment of long-lived assets for the period ended June 30, 2024 and the year ended December 31, 2023.

NOTE 9 – INTELLECTUAL PROPERTY

A third party independent valuation specialist was asked to determine the value of Global Stem Cell Group, Inc., tangible and intangible assets assuming the offering price was at fair value. In order to perform the purchase price allocation, the tangible and intangible assets were valued as of August 18, 2021.

The Fair Value of the intangible assets as of the Valuation Date is reasonably represented as:

	June 30, 2024	December 31, 2023
Tradename - Trademarks	$87,700	$87,700
Intellectual Property / Licenses	363,000	363,000
Customer Base	37,000	37,000
Intangible assets	487,700	487,700
Less: accumulated amortization	(279,926)	(231,156)
Total intangible assets, net	$207,774	$256,544

Amortization is computed on straight-line method based on estimated useful lives of 5 years. During the six months ended June 30, 2024 and the six months ended June 30, 2023, the Company recorded amortization expense of the intellectual property of $48,770 and $48,770, respectively.

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

The following table summarizes the Company’s undiscounted cash payment obligations for its non-cancelable lease liabilities through the end of the expected term of the lease:

2024	$38,046
2025	76,092
2026	—
2027	—
2028	—
Total undiscounted cash payments	114,138
Less interest	(5,980)
Present value of payments	$108,158

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

Under the acquisition method, the purchase price must be allocated to the reporting units net assets acquired, inclusive of intangible assets, with any excess fair value recorded to goodwill. The goodwill, which is not deductible for tax purposes, is attributable to the assembled workforce of Global Stem Cells Group, and the planned growth in new markets.

The following table summarizes the Company’s carrying amount of goodwill during the six months ended June 30, 2024 and the year ended December 31, 2023:

Goodwill
Balance at December 31, 2022	$5,805,438
Acquisition	-
Impairment	(4,125,460)
Balance at December 31, 2023	$1,679,978
Acquisition	-
Impairment	-
Balance at June 30, 2024	$1,679,978

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

The Company has recognized impairment of $4,125,460 and the Goodwill balance as of June 30, 2024 was $1,679,978.

NOTE 12 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, we have analyzed events and transactions that occurred subsequent to June 30, 2024 through the date these financial statements were issued and have determined that we do not have any other material subsequent events to disclose or recognize in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for our future operations. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

●	risks related to our outstanding secured and unsecured loans, certain of which are in default, and our ability to service debt;

●	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms to continue as going concern;

●	the uncertainty of profitability based upon our history of losses;

●	legislative or regulatory changes concerning regenerative medicine and therapies;

●	risks related to our operations and uncertainties related to our business plan and business strategy;

●	changes in economic conditions;

●	uncertainty with respect to intellectual property rights, protecting those rights and claims of infringement of other’s intellectual property;

●	competition; and

●	cybersecurity concerns.

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

Overview

Since the acquisition of Global Stem Cell Group (GSCG) in August of 2021, our focus has been mainly dedicated to its operations serving the markets in the regenerative medicine industry. We believe stem cell therapy is becoming an increasingly effective clinical solution for treating conditions that traditional or conventional medicine only offers within palliative care and pain management. Patients around the world are seeking a natural regenerative alternative without the potential risks and side effects sometimes associated with conventional pharmaceuticals.

We work with doctors and their staff to provide products, solutions, equipment, services, and training to help them be successful in the application of Stem Cell Therapies. We also engage in patient procedures from treatments that GSCG is offering at its Cancun, Mexico clinic, with another clinic soon expected in a joint venture with an investor under renovation in Dubai, UAE.

Our team combines solutions from extensive clinical research with the manufacturing and commercialization of viable cell therapy and immune support related products that we believe will change the course of traditional medicine around the world forever. Our strategy allows us the ability to create immediate revenue streams through treatments, product sales, distribution, and clinical applications, driven by our extensive education platform. Our revenue comes directly from treating patents, our training and the seminars, from the resale of kits, products, equipment, services, and from the reoccurring application of our process using the kits and solutions we provide.

Global Stem Cells Group is a leader in the Stem Cell and Regenerative Medicine fields, covering clinical research, patient applications, along with physician training through our state-of-the-art global network of companies. Its mission is to enable physicians to make the benefits of stem cell medicine a reality for patients around the world. GSCG has been educating doctors on the science and application of cell-based therapeutics for the past 10 years. Our professional trademarked association “ISCCA” INTERNATIONAL SOCIETY FOR STEM CELL APPLICATION is a global network of medical professionals that leverages these multinational relationships to build best practices and further our mission.

GSCG envisions the ability to improve “health-span” through the discovery and developments of new cellular therapy products, and cutting-edge technology.

GSCG, as almost everyone else in the world, was severely affected by the covid 19 pandemic. As we have been recovering in 2022 and into 2023, we are integrating every aspect of the regenerative medicine industry. During 2024, we plan to continue to add manufacturing and commercialization of viable cell therapy and immune support related products that we believe will change the course of traditional medicine around the world forever.

We believe this strategy will allow us the ability to increase our current revenues and create immediate revenue streams through product sales, distribution, and clinical applications, driven by our extensive education platform here are our main projects and revenue generators for 2024 and beyond.

Results of Operations

Below is a summary of the results of operations for the three months ended June 30, 2024 and 2023.

	For the Three Months Ended June 30,
	2024	2023	$ Change	% Change
Revenue	$793,329	$361,359	$431,970	119.54%
Cost of revenue	266,445	107,535	158,910	147.77%
Gross profit	526,884	253,824	273,060	107.58%

Operating expenses
Advertising and marketing	97,175	114,811	(17,636)	-15.36%
Professional fees	253,008	255,412	(2,404)	-0.94%
Officer compensation	22,500	22,500	-	0.00%
Depreciation and
amortization expense	82,971	57,875	25,096	43.36%
Investor relations	23,174	2,250	20,924	929.96%
General and administrative	262,036	231,817	30,219	13.04%
Total operating expenses	740,865	684,665	56,200	8.21%

Other income (expense)
Interest expense	(1,861,931)	(1,600,380)	(261,551)	16.34%
Gain (loss) on derivative
financial instruments	(708)	998	(1,706)	--170.94%
Net loss	$(2,076,620)	$(2,030,223)	$(46,397)	2.29%

Revenue

Revenue increased by 119.54% in the amount of $431,970 for the three months ended June 30, 2024, compared to the same period in 2023. The increase in revenue was a result of marketing and sales efforts to increase brand recognition and exposure in the industry. We experienced more lead generation in 2023 increasing equipment, products, and training sales in regions like Southeast Asia and the Middle East.  The opening of the Cancun facility in the second half of 2022 also increased sales by providing a facility for physicians to come for training and preform patient procedures. Additional, Global Stem Cells Group, like almost everyone else in the world, was severely affected by the Covid 19 pandemic during 2021 and the first six months of 2022, restrictions our international travel along with in person meetings limited our training of new customers along with selling them products and equipment which adversely affecting our results of operations.

We expect that our revenues will increase in future quarters as a result of our ongoing marketing and brand awareness campaigns, training seminars, lectures and other efforts we engage in that expand our presence in the industry and provide us more opportunities to sell our products.

The following table presents our revenue by product category for the three months ended June 30, 2024 and 2023:

	For the Three Months Ended June 30,
	2024	2023
Training	$157,496	$110,144
Product supplies	413,756	195,783
Equipment	5,250	16,050
Patient procedures	216,627	39,382
Total revenue	$793,329	$361,359

Operating expenses

Operating expenses increased by 8.21% in the amount of $56,200 for the three months ended June 30, 2024, compared to the same period in 2023. Listed below are the major changes to operating expenses:

Advertising and marketing fees decreased by $17,636 for the three months ended June 30, 2024, compared to the same period in 2023, primarily due to a decrease in advertising by Global Stem Cells Group.

Professional fees decreased by $2,404 for the three months ended June 30, 2024, compared to the same period in 2023, primarily due to audit fees.

Depreciation and amortization increased by $25,096 for the three months ended June 30, 2024, compared to the same period in 2023, primarily due to expansion of the Cancun facility.

Investor relations increased by $20,924 for the three months ended June 30, 2024, compared to the same period in 2023, primarily due to an agreement with an investor relation firm in February 2024.

General and administrative expense increased by $30,219 for the three months ended June 30, 2024, compared to the same period in 2023, primarily due to an increase in travel and office expense by Global Stem Cells Group.

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

Other expense

Other expense increased by $263,257 for the three months ended June 30, 2024, compared to the same period in 2023, primarily as a result of an increase in interest expense on promissory notes.

We had interest expense of $1,861,931 and $1,600,380 for the three months ended June 30, 2024 and 2023, respectively.

We expect to continue to experience high interest payments in the future as a result of our outstanding liabilities. If we are unable to generate sufficient revenues and/or additional financing to service this debt, there is a risk the lenders will call the notes and we will be unable to repay the loans. If this happens, we could go out of business.

Net Loss

We recorded a net loss of $2,076,620 for the three months ended June 30, 2024, as compared with a net loss of $2,030,223 for the same period in 2023.

Below is a summary of the results of operations for the six months ended June 30, 2024 and 2023.

	For the Six Months Ended June 30,
	2024	2023	$ Change	% Change
Revenue	$1,610,363	$1,147,557	$462,806	40.33%
Cost of revenue	514,488	356,932	157,556	44.14%
Gross profit	1,095,875	790,625	305,250	38.61%

Operating expenses
Advertising and marketing	241,458	256,448	(14,990)	-5.85%
Professional fees	501,390	464,783	36,607	7.88%
Officer compensation	45,000	45,000	-	0.00%
Depreciation and
amortization expense	159,543	114,503	45,040	39.34%
Investor relations	46,442	4,500	41,942	932.04%
General and administrative	421,127	410,443	10,684	2.60%
Total operating expenses	1,414,961	1,295,677	119,284	9.21%

Other income (expense)
Interest expense	(3,716,348)	(3,200,806)	(515,542)	16.11%
Gain (loss) on derivative
financial instruments	(2,206)	2,925	(5,131)	-175.42%
Gain on extinguishment of debt	-	2,463	(2,463)	--100.00%
Net loss	$(4,037,640)	$(3,700,470)	$(337,170)	-229.91%

Revenue

Revenue increased by 40.33% in the amount of $462,806 for the six months ended June 30, 2024, compared to the same period in 2023. The increase in revenue was a result of marketing and sales efforts to increase brand recognition and exposure in the industry. We experienced more lead generation in 2023 increasing equipment, products, and training sales in regions like Southeast Asia and the Middle East.  The opening of the Cancun facility in the second half of 2022 also increased sales by providing a facility for physicians to come for training and preform patient procedures. Additional, Global Stem Cells Group, like almost everyone else in the world, was severely affected by the Covid 19 pandemic during 2021 and the first six months of 2022, restrictions our international travel along with in person meetings limited our training of new customers along with selling them products and equipment which adversely affecting our results of operations.

We expect that our revenues will increase in future quarters as a result of our ongoing marketing and brand awareness campaigns, training seminars, lectures and other efforts we engage in that expand our presence in the industry and provide us more opportunities to sell our products.

The following table presents our revenue by product category for the six months ended June 30, 2024 and 2023:

	For the Six Months Ended June 30,
	2024	2023
Training	$267,827	$291,464
Product supplies	769,237	629,456
Equipment	102,060	109,740
Patient procedures	471,239	116,897
Total revenue	$1,610,363	$1,147,557

Operating expenses

Operating expenses increased by 9.21% in the amount of $119,284 for the six months ended June 30, 2024, compared to the same period in 2023. Listed below are the major changes to operating expenses:

Advertising and marketing fees decreased by $14,990 for the six months ended June 30, 2024, compared to the same period in 2023, primarily due to a decrease in advertising by Global Stem Cells Group.

Professional fees increased by $36,607 for the six months ended June 30, 2024, compared to the same period in 2023, primarily due to audit and accounting fees.

Depreciation and amortization increased by $45,040 for the six months ended June 30, 2024, compared to the same period in 2023, primarily due to expansion of the Cancun facility.

Investor relations increased by $41,942 for the six months ended June 30, 2024, compared to the same period in 2023, primarily due to an agreement with an investor relation firm in February 2024.

General and administrative expense increased by $10,684 for the six months ended June 30, 2024, compared to the same period in 2023, primarily due to an increase in travel and office expense by Global Stem Cells Group.

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

Other expense

Other expense increased by $523,136 for the six months ended June 30, 2024, compared to the same period in 2023, primarily as a result of an increase in interest expense on promissory notes.

We had interest expense of $3,716,348 and $3,200,806 for the six months ended June 30, 2024 and 2023, respectively.

We expect to continue to experience high interest payments in the future as a result of our outstanding liabilities. If we are unable to generate sufficient revenues and/or additional financing to service this debt, there is a risk the lenders will call the notes and we will be unable to repay the loans. If this happens, we could go out of business.

Net Loss

We recorded a net loss of $4,037,640 for the six months ended June 30, 2024, as compared with a net loss of $3,700,470 for the same period in 2023.

Liquidity and Capital Resources

Since inception, we have financed our operations through private placements, convertible notes, and unsecured and secured debt.

The following is a summary of the cash and cash equivalents as of June 30, 2024 and December 31, 2023.

	June 30, 2024	December 31, 2023	$ Change	% Change
Cash and cash equivalents	$617,093	$530,540	$86,553	16.31%

Summary of Cash Flows

Below is a summary of our cash flows for the six months ended June 30, 2024 and 2023.

	For the Six Months Ended June 30,
	2024	2023
Net cash provided in operating activities	$198,364	$(399,938)
Net cash used in investing activities	(111,811)	(10,207)
Net cash used in financing activities	-	(9,850)
Net increase (decrease) in cash and cash equivalents	$86,553	$(419,995)

Operating activities

Net cash provided by operating activities was $198,364 during the six months ended June 30, 2024 and consisted of a net loss of $4,037,640, which was offset by a net change in operating assets and liabilities of $2,018,038 and non-cash items of $2,217,966. The non-cash items for the six months ended June 30, 2024, consisted of depreciation and amortization expenses of $159,543, amortization of debt discount of $2,056,217, and change in derivative liabilities of $2,206. The significant change in operating assets and liabilities was an increase in accounts payable and accrued liabilities, partially offset by the decrease in accounts receivable and prepaid expense.

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

Investing activities

Net cash used in investing activities was $111,811 and consisted of the purchase of property and equipment associated with the expansion of the Cancun facility during the six months ended June 30, 2024.

Net cash used in investing activities was $10,207 and consisted of the purchase of property and equipment associated with the Cancun facility during the six months ended June 30, 2023.

Financing activities

We had no financing activities for the six months ended June 30, 2024. Net cash used in financing activities was $9,850 and consisted of principal payment of debt for the six months ended June 30, 2023.

Since our inception, we have financed our operations through private placements, convertible notes, and unsecured debt, and we have also issued debt in our company secured by all of our assets. We expect to continue to experience high interest payments in the future as a result of our outstanding liabilities. Additionally, as of the date of this report, there are a number of secured promissory notes with an aggregate principal amount of approximately $2,872,797 that have matured and are in default. Finally, we also have a number of unsecured promissory notes with an aggregate principal amount of $1,629,428 that have matured and are currently in default. The company is currently in debt restructuring talks, and there are also other lenders as well who have demonstrated interest in assuming this debt. However, if we are unable to generate sufficient revenues and/or additional financing to service this debt, there is a risk the lenders will call the notes, secure our assets, as to those applicable secured notes, and demand payment. If after all these recourses are exhausted and the debt becomes unresolvable, like any other company, there’s a risk we could go out of business.

At June 30, 2024, we had limited cash of $617,093, a substantial working capital deficit, and although our revenues have increased, future losses are anticipated. Based upon the current financial condition, we do not have sufficient cash to operate our business at the current level for the next twelve months. We intend to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements. We plan to seek additional financing in a private equity offering to secure funding for operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired and we could go out of business. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Going Concern

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, resulting in an accumulated deficit of approximately $66,027,771 and a working capital deficit of $25,730,147 as of June 30, 2024 and future losses are anticipated. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of June 30, 2024, the Company had no off-balance sheet arrangements.

Critical Accounting Policies

Our critical accounting policies have not materially changed during the six months ended June 30, 2024. Furthermore, the preparation of our financial statements is in conformity with generally accepted accounting principles in the United States of America, or GAAP. The preparation of our financial statements requires management to make judgments and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. Our management believes that we consistently apply these judgments and estimates, and the financial statements fairly represent all periods presented. However, any differences between these judgments and estimates and actual results could have a material impact on our statements of income and financial position.

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

(4)	Allocate the transaction price to each performance obligation in the contract

(5)	Recognize revenue when each performance obligation is satisfied

There was no material impact on the Company’s financial statements as a result of adopting Topic 606 for the three and six months ended June 30, 2024 and the year ended December 31, 2023.

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

At June 30, 2024 and December 31, 2023, the carrying amounts of the Company’s financial instruments, including cash, account payables, and accrued expenses, approximate their respective fair value due to the short-term nature of these instruments.

At June 30, 2024 and December 31, 2023, the Company does not have any assets or liabilities except for derivative liabilities related to convertible notes payable required to be measured at fair value in accordance with FASB ASC Topic 820, Fair Value Measurement.

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

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the six months ended June 30, 2024. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We have inadequate controls to ensure that information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting. Management evaluated the impact of the lack of timely communication between non–financial personnel and financial personnel on our assessment of our reporting controls and procedures and has concluded that the control deficiency represented a material weakness.

3.	The Company failed to account for the acquisition of GSCG using the full purchase accounting method in accordance with ASC 805.

To address these material weaknesses, management engaged financial consultants, performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. We have not remedied the material weaknesses as of June 30, 2024. The Company plans to take remedial action to address these weaknesses during the fiscal year ended December 31, 2024.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the six months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except the implementation of the controls identified above.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

The current portion of notes payable on the Company’s Condensed Consolidated Balance Sheets above contains, at June 30, 2024, certain promissory notes on which the Company was in arrears on payments of principal as follows:

●	On December 7, 2020, the Company entered into a secured promissory note in the amount of $2,872,797. Pursuant to the terms of the note, the note bears fifteen (15%) interest, unsecured and is due on November 23, 2023. As of June 30, 2024, the Company accrued $1,893,409 in interest expense. The note is currently in default.

●	On December 9, 2020, the Company entered into an unsecured promissory note in the amount of $110,000. Pursuant to the terms of the note, the note bears fifteen (15%) interest, unsecured and is due on December 9, 2023. As of June 30, 2024, the Company accrued $72,443 in interest expense. The note is currently in default

●	On January 6, 2021, the Company entered into an unsecured promissory note in the amount of $1,000,000. Pursuant to the terms of the note, the note bears fifteen (15%) interest, unsecured and is due on January 6, 2022. As of June 30, 2024, the Company accrued $658,600 in interest expense. The note is currently in default

●	On November 17, 2020, the Company entered into an unsecured promissory note in the amount of $400,000. Pursuant to the terms of the note, the investor shall receive the right to a perpetual 7.75% (payment percentage) of the revenues of Global Stem Cell Group. As of June 30, 2024, the Company accrued $519,640 in interest expense. The note is currently in default due to the non-payment of interest.

●	On December 30, 2021, the Company entered into an unsecured promissory note in the amount of $7,958. Pursuant to the terms of the note, the note bears twelve (12%) interest, unsecured and is due on July 30, 2023. As of June 30, 2024, the Company accrued $2,383 in interest expense. The note is currently in default.

●	On December 30, 2021, the Company entered into an unsecured promissory note in the amount of $111,470. Pursuant to the terms of the note, the note bears twelve (12%) interest, unsecured and is due on July 30, 2023. As of June 30, 2024, the Company accrued $33,387 in interest expense. The note is currently in default.

●	On June 22, 2021, the Company entered into an unsecured promissory note in the amount of $11,600,000. Pursuant to the terms of the note, the note bears twelve (12%) interest, unsecured and is due on July 30, 2024. As of June 30, 2024, the Company accrued $4,865,600 in interest expense. The note is currently in default.

At June 30, 2024 and December 31, 2023, the Company had insufficient cash on hand to repay these notes. None of these notes have been paid, and management has indicated that no demand for payment for any of these notes has been received by the Company as of the date of this report. If we are unable to generate sufficient revenues and/or additional financing to service this debt, there is a risk the lenders will call the notes, secure our assets, as to those applicable secured notes, and demand payment. If this happens, we could go out of business.

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 formatted in Extensible Business Reporting Language (XBRL).
101.INS**	Inline XBRL Instance Document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

**	Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Dated August 14, 2024	MESO NUMISMATICS, INC.

	By:	/s/ David Christensen
David Christensen
President, Chief Executive Officer, Chief Financial Officer, Secretary and Director (Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)

Page 38 of 38