Form 10-Q
period 2024-09-30
Regenerative Medical Technology Group Inc.
filed 2024-11-19
CIK 1760026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-56010

Regenerative Medical Technology Group Inc.

(Exact name of registrant as specified in its charter)

Nevada	88-0492191
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

433 Plaza Real Suite 275

Boca Raton, Florida 33432

(Address of principal executive offices)

(800) 956-3935

(Registrant’s telephone number, including area code)

Meso Numismatics, Inc.

(Former name, former address and former fiscal year end, if changed since last report)

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

As of November 18, 2024, there were 12,538,968 shares outstanding of the registrant’s common stock.

Regenerative Medical Technology Group Inc.

(formerly known as Meso Numismatics, Inc.)

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Regenerative Medical Technology Group Inc.

(formerly known as Meso Numismatics, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(Unaudited)	*
ASSETS
Current assets
Cash and cash equivalents	$836,427	$530,540
Accounts receivable	31,006	23,956
Inventory	6,680	-
Prepaid expenses	43,067	20,500
Total current assets	917,180	574,996
Property and equipment, net	349,506	359,303
Other assets	7,264	5,568
Intangible assets, net	183,389	256,544
Right of use asset, net	90,985	2,714
Goodwill	1,679,978	1,679,978
Total assets	$3,228,302	$2,879,103

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$1,102,903	$421,334
Accrued interest	8,897,996	6,597,422
Customer advances	79,850	2,000
Derivative liability	5,574	2,146
Lease liability, current portion	76,092	2,714
Notes payable, net	17,332,250	15,223,519
Total current liabilities	27,494,664	22,249,135

Long term liabilities
Lease liability, net of current portion	14,893	-
Convertible notes payable, net of discount	40,758	35,023
Notes payable – related parties	7,800	7,800
Notes payable, net of discount	2,388,674	2,382,648
Total liabilities	29,946,789	24,674,605

Stockholders’ deficit
Preferred stock, $0.001 par value 1,050,000 shares authorized as Series AA Preferred Stock; 1,050,000 shares issued and outstanding as of September 30, 2024, and December 31, 2023, respectively	1,050	1,050
Preferred stock, $0.001 par value; 10,000 shares authorized as Series DD Preferred Stock; 9,870 shares issued and outstanding as of September 30, 2024, and December 31, 2023, respectively	10	10
Common stock, $0.001 par value; 6,500,000,000 shares authorized; 12,538,968 and 12,493,938 shares issued and outstanding as of September 30, 2024, and December 31, 2023, respectively	12,539	12,494
Additional paid in capital	40,182,830	40,181,074
Accumulated deficit	(66,914,916)	(61,990,131)
Total stockholders’ deficit	(26,718,487)	(21,795,503)
Total liabilities and stockholders’ deficit	$3,228,302	$2,879,103

*	Derived from audited information

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Regenerative Medical Technology Group Inc.

(formerly known as Meso Numismatics, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$986,308	$646,828	$2,596,671	$1,794,385
Cost of revenue	239,247	196,535	753,735	553,467
Gross profit	747,061	450,293	1,842,936	1,240,918

Operating expenses
Advertising and marketing	94,434	93,227	335,892	349,675
Professional fees	254,170	161,628	755,560	626,411
Officer compensation	22,500	22,500	67,500	67,500
Depreciation and amortization expense	88,828	98,667	248,371	213,170
Investor relations	3,403	2,250	49,845	6,750
General and administrative	264,077	147,084	685,205	557,527
Total operating expenses	727,412	525,356	2,142,373	1,821,033

Other income (expense)
Interest expense	(905,572)	(1,657,600)	(4,621,920)	(4,858,406)
Gain on derivative financial instruments	(1,222)	964	(3,428)	3,889
Gain on settlement of debt	—	—	—	2,463
Impairment of goodwill	—	(4,125,460)	—	(4,125,460)
Total other income (expense)	(906,794)	(5,782,096)	(4,625,348)	(8,977,514)
Net loss	$(887,146)	$(5,857,159)	$(4,924,786)	$(9,557,629)

Basic and diluted earnings (loss) per share from:
Net loss per common share, basic and diluted	$(0.07)	$(0.47)	$(0.39)	$(0.77)

Weighted average number of common shares outstanding, basic and diluted	12,538,968	12,443,938	12,529,107	12,443,938

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Regenerative Medical Technology Group Inc.

(formerly known as Meso Numismatics, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Nine Months Ended September 30, 2024

(Unaudited)

	Series AA Preferred Stock		Series DD Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2023	1,050,000	$1,050	9,870	$10	12,493,938	$12,494	$40,181,074	$(61,990,131)	$(21,795,503)
Issuance of common stock for conversion of note	-	-	-	-	45,050	45	1,756	-	1,801
Net loss	-	-	-		-	-	-	(4,924,786)	(4,924,786)
Balance, September 30, 2024	1,050,000	$1,050	9,870	$10	12,538,968	$12,539	$40,182,830	$(66,914,916)	$(26,718,487)

For the Three Months Ended September 30, 2024

(Unaudited)

	Series AA Preferred Stock		Series DD Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance July 1, 2024	1,050,000	$1,050	9,870	$10	12,493,938	$12,494	$40,181,074	$(66,027,770)	$(25,833,142)
Issuance of common stock for conversion of note	-	-	-	-	45,050	45	1,756	-	1,801
Net loss	-	-	-		-	-	-	(887,146)	(887,146)
Balance, September 30, 2024	1,050,000	$1,050	9,870	$10	12,538,968	$12,539	$40,182,830	$(66,914,916)	$(26,718,487)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Regenerative Medical Technology Group Inc.

(formerly known as Meso Numismatics, Inc.)

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

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Regenerative Medical Technology Group Inc.

(formerly known as Meso Numismatics, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(4,924,786)	$(9,557,629)
Non-cash adjustments to reconcile net loss to net cash:
Amortization of debt discount	2,122,293	2,295,758
Depreciation and amortization expense	248,371	213,170
Loss (gain) from changes in derivative liability fair values	3,428	(3,889)
Gain from settlement of debt	-	(2,463)
Impairment of goodwill	-	4,125,460
Changes in operating assets and liabilities:
Accounts receivable	(7,050)	14,755
Prepaid expenses	(22,567)	(10,750)
Inventory	(6,680)	-
Other asset	(1,696)	-
Accounts payable and accrued liabilities	3,059,992	2,535,788
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	471,306	(389,800)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(165,419)	(101,594)
CASH USED BY INVESTING ACTIVITIES	(165,419)	(101,594)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payment on debt	-	(9,850)
CASH USED BY FINANCING ACTIVITIES	-	(9,850)

Net increase (decrease) in cash	305,886	(501,244)

Cash, beginning of period	530,540	1,645,185

Cash, end of period	$836,427	$1,143,941

Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH FINANCING ACTIVITIES:
Common shares issued for conversion of note	$1,801	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Regenerative Medical Technology Group Inc.

(formerly known as Meso Numismatics, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

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

On October 18, 2024, FINRA provided a market effective date for the name and symbol change for Meso Numismatics, Inc. (MSSV) taking effect at the opening of business on October 21, 2024. The new name is Regenerative Medical Technology Group Inc. The new symbol is RMTG.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Global Stem Cells Group Inc. (since August 18, 2021) and Cellular Hope Institute, wholly-owned subsidiary of Global Stem Cells Group Inc. These condensed consolidated financial statements have been prepared and, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the consolidated financial position and the consolidated statements of income and consolidated cash flows for the periods presented in conformity with generally accepted accounting principles for interim consolidated financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X, Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America. Operating results for the nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2023, filed on April 15, 2024, which can be found at www.sec.gov. All significant intercompany transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid accounts with original maturities of three months or less to be cash equivalents. At September 30, 2024 and December 31, 2023, all of the Company’s cash was deposited in major banking institutions. There were no cash equivalents as of September 30, 2024 and December 31, 2023. Our cash balances at financial institutions may exceed the Federal Deposit Insurance Company’s (FDIC) insured limit of $250,000 from time to time.

Accounts Receivable

Accounts receivable are recorded at original invoice amount less an allowance for uncollectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on collectability of accounts receivable and prior bad debt experience. Accounts receivable balances are written off against the allowance upon management’s determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Management believes that credit risks on accounts receivable will not be material to the financial position of the Company or results of operations. The allowance for doubtful accounts was $0 and $0 as of September 30, 2024 and December 31, 2023, respectively.

Intangible Assets

Intangible assets with finite lives are amortized over their estimated useful lives. Intangible assets with indefinite lives are not amortized, but are tested for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment was recognized for the three and nine months ended September 30, 2024 and the year ended December 31, 2023.

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

Diluted net loss per share is calculated by including any potentially dilutive share issuances in the denominator. The following securities are excluded from the calculation of weighted average diluted shares on September 30, 2024 and December 31, 2023, respectively, because their inclusion would have been anti-dilutive.

	September 30,	December 31,
	2024	2023
Convertible notes outstanding	202,765	293,973
Convertible preferred stock outstanding	39,231,798	39,090,908
Shares underlying warrants outstanding	70,000,000	87,500,000
	109,434,563	126,884,881

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

On September 30, 2024 and December 31, 2023, the carrying amounts of the Company’s financial instruments, including cash, account payables, and accrued expenses, approximate their respective fair value due to the short-term nature of these instruments.

On September 30, 2024 and December 31, 2023, the Company does not have any assets or liabilities except for derivative liabilities related to convertible notes payable required to be measured at fair value in accordance with FASB ASC Topic 820, Fair Value Measurement.

The following presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value as of September 30, 2024 and December 31, 2023:

	Level 1	Level 2	Level 3	Total
September 30, 2024
Derivative liability	-	-	5,574	5,574
Total	$-	$-	$5,574	$5,574

December 31, 2023
Derivative liability	-	-	2,146	2,146
Total	$-	$-	$2,146	$2,146

Comprehensive Income

The Company records comprehensive income as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Other comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. As of September 30, 2024 and December 31, 2023, the Company had no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, resulting in an accumulated deficit of $66,914,916 and a working capital deficit of $26,577,484 as of September 30, 2024 and future losses are anticipated. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – REVENUE RECOGNITION

In accordance with FASB ASC 606, Revenue from Contracts with Customers, we determine revenue recognition through the following steps:

(1)	Identify the contract with a customer

(2)	Identify the performance obligations in the contract

(3)	Determine the transaction price

(4)	Allocate the transaction price to each performance obligation in the contract

(5)	Recognize revenue when each performance obligation is satisfied

The Company’s main source of revenue is comprised of the following:

●	Training-GSCG offers a Stem Cell & Exosomes Certification Program where physicians attending these training sessions will take advantage of a full review of stem cell biology, characterization and regenerative properties of cells and cell products, cytokines and growth factors and how they can be applied in a clinic setting. The physicians will pay for the training sessions upfront and receive all the material and certificate upon completion of seminar. Completion of the seminar is when control is transferred and when revenue is recognized.

●	Products-Physicians can order SVF Kits through GSCG, which includes EC Certificate from Institute for Testing and Certificating, Inc. SVT Kits are paid for upfront and shipped from a third party directly to physicians. Transfer of control is when the product is shipped, which is when revenue is recognized.

●	Equipment- Physicians can order equipment through GSCG, which includes a warranty from the manufacturer of equipment. Equipment is paid for upfront and shipped from the manufacturer directly to physicians. Transfer of control is when the equipment is shipped, which is when revenue is recognized.

●	Patient Procedures - Patient procedures are the treatments GSCG is offering at its Cancun clinic and its clinic in Dubai, UAE, scheduled to open on November 23, 2024. The transfer of control is when the procedures are completed, which is when revenue is recognized.

The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product to a customer or as services are rendered. Revenue is measured based on the consideration the Company receives in exchange for those products.

The following table presents the Company’s revenue by product category for the nine months ended September 30, 2024 and 2023

	For the Nine Months Ended September 30,
	2024	2023
Training	$400,792	$462,277
Product supplies	1,236,472	981,756
Equipment	121,225	155,480
Patient procedures	838,182	194,872
Total revenue	$2,596,671	$1,794,385

Listed below are the revenues, cost of revenues, gross profits, assets and net profit (loss) by Company for the nine months ended September 30, 2024:

	For the Nine Months Ended
	September 30, 2024
	Global Stem	Meso
	Cells Group	Numismatics	Total
Revenue	$2,596,671	$-	$2,596,671
Cost of revenue	753,735	-	753,735
Gross profit	$1,842,936	$-	$1,842,936
Gross Profit %	70.97%	0.00%	70.97%

Assets	$1,314,936	$1,913,366	$3,228,302
Net profit (loss)	$(50,716)	$(4,874,069)	$(4,924,786)

NOTE 4 – NOTES PAYABLE

Convertible Notes Payable

On November 25, 2019, the Company, pursuant to the certificate of designation of the Series BB Preferred Stock, elected to exchange the preferred shares for other indebtedness calculated at a price per share equal to $1.20. Upon the Company’s mailing of the Exchange Agreement, the shareholder had the option, within 30 days of such mailing date and subject to the execution of this Agreement to receive the Indebtedness in the form of a convertible note. If the shareholder did not give the Company notice, the indebtedness shall automatically be issued in the form of a promissory note. The convertible note agreements bear no interest and have a four (4) year maturity date. The notes may be repaid in whole or in part at any time prior to maturity. There are no shares of common stock issuable upon the execution of the promissory notes. The notes are convertible, at the investors’ sole discretion, into shares of common stock at conversion price equal to the lowest bid price of the Common Stock as reported on the National Quotations Bureau OTC Markets exchange for the three prior trading days including the day upon which a Notice of Conversion is received by the Company. As of December 31, 2019, 81,043 Preferred Series BB shares were exchanged for an aggregate of $97,252 convertible notes. During the periods ending September 30, 2024 and December 31, 2023, the Company made payments of $0 and $9,850, respectively, on the outstanding convertible notes.

The balance of the convertible notes as of September 30, 2024 and December 31, 2023 are as follows:

	September 30,	December 31,
	2024	2023
Convertible notes payable	$43,138	$44,939
Less: Discount	(2,380)	(9,916)
Convertible notes payable, net	$40,758	$35,023

During the periods ending September 30, 2024 and December 31, 2023, the Company incurred $7,536 and $7,679, respectively, of debt discount amortization expense and made payments of $0 and $9,850, respectively, on the outstanding convertible notes. As of September 30, 2024 and December 31, 2023, the Company had no accrued interest on convertible notes.

Promissory Notes Payable

During 2015, the Company entered into line of credit with Digital Arts Media Network that was treated as a promissory note. The promissory note bears interest at ten (10%) per annum and has a one (1) year maturity date. The note may be repaid in whole or in part at any time prior to maturity. There are no shares of common stock issuable upon the execution of the promissory note. As of September 30, 2024 and December 31, 2023, the principal balance of the outstanding note was $130,025 and $130,025, respectively, and accrued interest of $115,362 and $105,602, respectively.

On November 25, 2019, pursuant to the certificate of designation of the Series BB Preferred Stock, the Company elected to exchange the preferred shares for other indebtedness calculated at a price per share equal to $1.20. Upon the Company’s mailing of the Exchange Agreement, each shareholder had the option, within 30 days of such mailing date, to receive the indebtedness in the form of a convertible note. If the shareholder does not give the Company notice, the indebtedness shall automatically be issued in the form of a promissory note without any conversion feature. The promissory notes bear no interest and have a four (4) year maturity date with a 20% premium to be paid upon maturity. The notes may be repaid in whole or in part at any time prior to maturity. As of December 31, 2019, 276,723 Preferred Series BB shares were exchanged for an aggregate of $332,068 promissory notes. As of September 30, 2024 and December 31, 2023, the aggregate loan balances outstanding were $398,482 and $398,482, respectively, and unamortized discounts of $2,008 and $8,033, respectively.

On December 3, 2019, Melvin Pereira, the prior CEO, converted 18,500 shares of the 25,000 shares of Series BB preferred stock to acquire one hundred (100%) percent of Meso’s common stock into 250,999 shares of the Company’s common stock and elected to exchange the remaining 6,500 shares of Series BB preferred stock for a promissory note of $7,800, which is shown as a related party note payable on the balance sheet on September 30, 2024 and December 31, 2023.

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

On November 20, 2023, both the Company and two separate lenders agreed to terminate the notes in the amount of $2,506,827 in exchange for an aggregate consideration of $300,000 and new notes. As of September 30, 2024 and December 31, 2023, the aggregate loan balances outstanding were $2,872,797 and $2,872,797, respectively, and unamortized discounts of $0 and $0, respectively. This loan is currently in default.

The new notes have a maturity date of November 20, 2028, an aggregate principal amount of $1,999,999, and bear interest at a six (6%) percentage annual interest rate. In accordance with ASC 470-50-40-10 and ASC 470-50-40-11 guidance the Company has determined that this should be treated as a debt extinguishment. Since the old debt was derecognized and new debt was recorded at fair value a gain was recorded between the net carrying value of the original debt and the fair value of the new debt. The consideration was paid to the existing lender and not a third party therefore the consideration was expensed as an offset to the gain. As of September 30, 2024 and December 31, 2023, the outstanding loan balance was $1,999,999 and $1,999,999, respectively.

On December 9, 2020, the Company entered into a Promissory Debenture with a lender in the amount of $110,000, which bears compounded annual interest at fifteen (15%) percent and has a two (2) year maturity date and cashless warrants to purchase 1,000,000 shares of our common stock at exercise prices of $0.03 per share. The note may be repaid in whole or in part at any time prior to maturity. The lender had advanced a total of $100,000, net of discount in the amount of $10,000 to the Company. The Company recorded the fair value of the 1,000,000 warrants issued with debt at approximately $17,491 at December 31, 2020 as a discount.  As of September 30, 2024 and December 31, 2023, the outstanding loan balance was $110,000 and $110,000, respectively, and unamortized discount of $0 and $0, respectively. This loan is currently in default.

On January 6, 2021, the Company entered into a Promissory Debenture with a lender in the amount of $1,000,000, which bears interest at fifteen (15%) percent and has a one (1) year maturity date and cashless warrants to purchase 10,000,000 shares of our common stock, at exercise prices of $0.03 per share. The note may be repaid in whole or in part at any time prior to maturity. The lender had advanced a total of $900,000, net of discount in the amount of $100,000 to the Company. The Company recorded the fair value of the 10,000,000 warrants issued with debt at approximately $237,811 at the date of issuance as a discount. As of September 30, 2024 and December 31, 2023, the outstanding loan balance was $1,000,000 and $1,000,000, respectively, and unamortized discount of $0.00 and $0.00, respectively. This loan is currently in default.

On June 22, 2021, the Company entered into a Promissory Debenture with a lender in the amount of $11,600,000, which bears interest at twelve (12%) percent and has a three (3) year maturity date and cashless warrants to purchase 70,000,000 shares of our common stock, at exercise prices of $0.10 per share. The notes may be repaid in whole or in part at any time prior to maturity. The lender had advanced a total of $10,500,000, net of discount in the amount of $1,100,000 to the Company. The Company recorded the fair value of the 70,000,000 warrants issued with debt at approximately $5,465,726 at the date the warrants were issued as a discount. The warrants were amended to change the exercise date to June 22, 2023, and expire five years from exercise date. The lender has been granted a senior security interest and lien in all rights, title and interest in the assets and property of the Company as collateral. As of September 30, 2024 and December 31, 2023, the outstanding loan balance was $11,600,000 and $11,600,000, respectively, and unamortized discount of $0.00 and $1,927,351, respectively. This loan is currently in default.

On August 18, 2021, through a Stock Purchase Agreement in which the Company acquired 100% of the outstanding shares of Global Stem Cell Group, Inc., the Company acquired a 2018 Jaguar F-Pace which was acquired from Benito Novas for $45,000 on January 8, 2019 and assumed the related auto loan, with an original loan amount of $20,991 at 8.99% interest for 48 months and monthly payments of $504.94. As of September 30, 2024 and December 31, 2023, the principal balance of the outstanding auto loan was $0.00 and $0.00, respectively.

On August 18, 2021, through a Stock Purchase Agreement in which the Company acquired 100% of the outstanding shares of Global Stem Cell Group, Inc., the Company assumed the November 17, 2020, agreement with an investor for proceeds in the amount of $400,000 treated as a promissory. In exchange for the gross proceeds, the investor shall receive the right to a perpetual 7.75% (payment percentage) of the revenues of Global Stem Cell Group. The payments of the payment percentage shall be calculated by multiplying the gross quarterly revenues appearing in the financial statements by the payment percentage and treated as accrued interest. Payments shall be made ninety (90) days from the end of each respective fiscal quarter with the first payment to be made on the quarter ending December 31, 2020. Payments may be accrued and deferred if payment would deplete cash, cash equivalent and/or short-term investment balances on each respective fiscal quarter by more than twenty (20%) percent. As of September 30, 2024 and December 31, 2023, the principal balance of the outstanding loan was $400,000 and $400,000, respectively, and accrued interest totals $591,603 and $392,551, respectively. This debt instrument is currently in default due to the non-payment of interest.

On September 20, 2021, the Company entered into a Promissory Debenture with a lender in the amount of $1,100,000, which bears interest at twelve (12%) percent and has a three (3) year maturity date and cashless warrants to purchase 7,500,000 shares of our common stock, at exercise prices of $0.085 per share. The note may be repaid in whole or in part at any time prior to maturity. The lender had advanced a total of $1,000,000, net of discount in the amount of $100,000 to the Company. The Company recorded the fair value of the 7,500,000 warrants issued with debt at approximately $360,607 at the time of issuance as a discount. As of September 30, 2024 and December 31, 2023, the outstanding loan balance was $1,100,000 and $1,100,000, respectively, and unamortized discount of $0 and $181,381, respectively.

On December 30, 2021, the parties modified the terms of the Promissory Debenture dated July 13, 2020 in the amount of $6,000 and accrued interest in the amount of $1,578 by issuing a new promissory note and extending the date of maturity. In consideration for the new terms, the Promissory Debenture dated December 30, 2021 shall include a five (5%) percent premium for a total of $7,958 which bears interest at twelve (12%) percent and has a seventeen (17) months maturity date. The note may be repaid in whole or in part at any time prior to maturity. As of September 30, 2024 and December 31, 2023, the outstanding loan balance was $7,958 and $7,958, respectively, and unamortized discount of $0.00 and $0.00, respectively. This loan is currently in default.

On December 30, 2021, the parties modified the terms of the Promissory Debenture dated July 15, 2020 in the amount of $84,000 and accrued interest in the amount of $22,162 by issuing a new promissory note and extending the date of maturity. In consideration for the new terms, the Promissory Debenture dated December 30, 2021 shall include a five (5%) percent premium for a total of $111,470 which bear interest at twelve (12%) percent and have a seventeen (17) months maturity date. The notes may be repaid in whole or in part at any time prior to maturity. As of September 30, 2024, and December 31, 2023, the outstanding loan balance was $111,470 and $111,470, respectively, and unamortized discounts of $0.00 and $0.00, respectively. This loan is currently in default.

The balance of the promissory notes as of September 30, 2024, and December 31, 2023, is as follows:

	September 30,	December 31,
	2024	2023
Promissory notes payable	$19,722,931	$19,722,931
Promissory notes payable-related party	7,800	7,800
Less: Discount	(2,007)	(2,100,966)
Less: Deferred finance costs	-	(15,798)
Promissory notes payable, net	$19,728,724	$17,613,967

During the periods ending September 30, 2024, and December 31, 2023, the Company made $0 and $300,000 payments, respectively, on the outstanding promissory notes, and recorded $2,300,575 and $3,244,361, respectively, of interest expense and $2,114,757 and $3,049,999, respectively, of debt discount expense and recorded $1,511,297 gain on extinguishment of debt. As of September 30, 2024, and December 31, 2023, the Company had approximately $8,897,996 and $6,597,422, respectively, of accrued interest. As of September 30, 2024, and December 31, 2023, the principal balance of outstanding promissory notes payable was $19,730,731 and $19,730,731, respectively.

Derivatives Liabilities

The Company determined that the convertible notes outstanding as of September 30, 2024, contained an embedded derivative instrument as the conversion price was based on a variable that was not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40.

The Company determined the fair values of the embedded convertible notes derivatives and tainted convertible notes using the lattice valuation model with the following assumptions:

September 30,
2024
Common stock issuable	202,765
Market value of common stock on measurement date	$0.027
Adjusted exercise price	$0.06
Risk free interest rate	4.14%
Instrument lives in years	0.25 Year
Expected volatility	71.70%
Expected dividend yields	None

At December 7, 2020, the Company exchanged $5,379,624 of principal, default penalty and accrued but unpaid interest on convertible notes for $5,379,624 promissory notes and cashless warrants to purchase 15,000,000 shares of our common stock which eliminated the derivative liability associated with this debt.

The balance of the fair value of the derivative liability as of September 30, 2024, and December 31, 2023 is as follows:

Balance at December 31, 2022	$6,944
Additions	-
Fair value loss	(3,450)
Conversions	(1,348)
Balance at December 31, 2023	2,146
Additions	-
Fair value loss	3,428
Conversions	-
Balance at September 30, 2024	$5,574

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

2024 Transactions

On February 29, 2024, the Company issued 45,030 shares of common stock for conversion of convertible note, in the amount of $1,801.

2023 Transactions

On December 8, 2023, the Company issued 50,000 shares of common stock for commitment shares as part of an Equity Financing Agreement, which were valued in the amount of $455.

As of September 30, 2024 and December 31, 2023, the Company had 12,538,968 and 12,493,938 common shares issued and outstanding, respectively.

Warrants

During the year ended December 31, 2020, the Company issued warrants to purchase 16,000,000 shares of common stock, at an exercise price of $0.03 per share. These warrants expire three years from issuance date. The Company recorded the fair value of the 16,000,000 warrants issued with debt at approximately $279,867 at December 31, 2020 as a discount. The warrants expired on December 9, 2023.

On January 6, 2021, the Company issued warrants to purchase 10,000,000 shares of common stock, at an exercise price of $0.033 per share. These warrants expire three years from issuance date. The Company recorded the fair value of the 10,000,000 warrants issued with debt at approximately $237,811 as a discount. The warrants expired on January 6, 2024.

On June 22, 2021, the Company issued warrants to purchase 70,000,000 shares of common stock, at an exercise price of $0.100 per share. These warrants expire three years from issuance date. The Company recorded the fair value of the 70,000,000 warrants issued with debt at approximately $5,465,726 as a discount. The warrants were amended to change exercise date to June 22, 2023, and expire five years from exercise date.

On September 20, 2021, the Company issued warrants to purchase 7,500,000 shares of common stock, at an exercise price of $0.085 per share. These warrants expire three years from issuance date. The Company recorded the fair value of the 7,500,000 warrants issued with debt at approximately $360,607 as a discount. The warrants expired on September 19, 2024.

The following table summarizes the Company’s warrant transactions during the nine months ended September 30, 2024, and the year ended December 31, 2023:

	Number of Shares Underlying Warrants	Weighted Average Exercise Price
Outstanding at year ended December 31, 2022	103,500,000	$0.082
Granted	-	-
Exercised	-	-
Expired	(16,000,000)	-0.03
Outstanding at year ended December 31, 2023	87,500,000	$0.091
Granted	-	-
Exercised	-	-
Expired	(17,500,000)	-0.055
Outstanding at quarter ended September 30, 2024	70,000,000	$0.100

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

As of September 30, 2024, and December 31, 2023, the Company had 1,050,000 and 1,050,000 preferred shares of Series AA Preferred Stock issued and outstanding, respectively. During the period of these financial statements, no dividend was declared or paid on the Series AA preferred shares.

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

As of September 30, 2024, and December 31, 2023, the Company had no preferred shares of Series BB Preferred Stock issued and outstanding.

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

As of September 30, 2024 and December 31, 2023, the Company had no preferred shares of Series CC Preferred Stock issued and outstanding.

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

As of September 30, 2024, and December 31, 2023, the Company had 9,870 and 9,870 preferred shares of Series DD Convertible Preferred Stock issued and outstanding, respectively. During the period of these financial statements, no dividend was declared or paid on the Series DD preferred shares.

NOTE 6 – RELATED PARTY TRANSACTIONS

In consideration of mutual covenants set forth in the Professional Service Consulting Agreement, Dave Christensen, current Director, President, Chief Executive Officer, Chief Financial Officer and Secretary, shall be compensated monthly based on an annual rate of $90,000 starting January 1, 2022. Additionally, the agreement includes an issuance of 896 shares of Series DD Preferred Stock of the Company. An amount of 448 shares were issued on August 18, 2021 and the remaining 448 were issued on February 18, 2022. Amounts paid to Enterprise Technology Consulting, a Company 100% owned by Dave Christensen, CEO, for consulting services during the period ended September 30, 2024 and the year ended December 31, 2023 were $67,500 and $90,000, respectively.

Benito Novas’ brother, sister and nephew provide marketing/administrative and training/R&D services to Global Stem Cells Group and were paid $196,342 in the aggregate as consultants during the nine months ended September 30, 2024, and $179,219 in the aggregate for the nine months ended September 30, 2023.

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

During the nine months ended September 30, 2024, and the nine months ended September 30, 2023 the Company paid $71,731 and $41,164, respectively, in rent expense.

NOTE 8 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	September 30, 2024	December 31, 2023
Computer, equipment and vehicles (5 year useful life)	$181,552	$166,774
Leasehold improvements (2 year useful life)	651,867	501,226
Less: accumulated depreciation	(483,913)	(308,697)
Total property and equipment, net	$349,506	$359,303

Depreciation expense for the nine months ended September 30, 2024 and nine months ended September 30, 2023 was $175,216 and $140,015, respectively.

We evaluate the carrying value of long-lived assets for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Further testing of specific assets or grouping of assets is required when undiscounted future cash flows associated with the assets is less than their carrying amounts. An asset is considered to be impaired when the anticipated undiscounted future cash flows of an asset group are estimated to be less than its carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows. We recorded no impairment of long-lived assets for the period ended September 30, 2024, and the year ended December 31, 2023.

NOTE 9 – INTELLECTUAL PROPERTY

A third party independent valuation specialist was asked to determine the value of Global Stem Cell Group, Inc., tangible and intangible assets assuming the offering price was at fair value. In order to perform the purchase price allocation, the tangible and intangible assets were valued as of August 18, 2021.

The Fair Value of the intangible assets as of the Valuation Date is reasonably represented as:

	September 30, 2024	December 31, 2023
Tradename - Trademarks	$87,700	$87,700
Intellectual Property / Licenses	363,000	363,000
Customer Base	37,000	37,000
Intangible assets	487,700	487,700
Less: accumulated amortization	(304,311)	(231,156)
Total intangible assets, net	$183,389	$256,544

Amortization is computed on straight-line method based on estimated useful lives of 5 years. During the nine months ended September 30, 2024 and the nine months ended September 30, 2023, the Company recorded amortization expense of the intellectual property of $73,155 and $73,155, respectively.

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

The following table summarizes the Company’s undiscounted cash payment obligations for its non-cancelable lease liabilities through the end of the expected term of the lease:

2024	$19,023
2025	76,092
2026	—
2027	—
2028	—
Total undiscounted cash payments	95,115
Less interest	(4,130)
Present value of payments	$90,985

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

The following table summarizes the Company’s carrying amount of goodwill during the nine months ended September 30, 2024, and the year ended December 31, 2023:

Goodwill
Balance at December 31, 2022	$5,805,438
Acquisition	-
Impairment	(4,125,460)
Balance at December 31, 2023	$1,679,978
Acquisition	-
Impairment	-
Balance at September 30, 2024	$1,679,978

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

The Company has recognized impairment of $4,125,460 and the Goodwill balance as of September 30, 2023, was $1,679,978. As a result of review, no impairment needed as of September 30, 2024.

NOTE 12– SUBSEQUENT EVENTS

In accordance with ASC 855-10, we have analyzed events and transactions that occurred subsequent to September 30, 2024 through the date these financial statements were issued and have determined that we do not have any other material subsequent events to disclose or recognize in these financial statements.

On October 18, 2024, FINRA provided a market effective date for the name and symbol change for Meso Numismatics, Inc. (MSSV) taking effect at the opening of business on October 21, 2024. The new name is Regenerative Medical Technology Group Inc. The new symbol is RMTG.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for our future operations. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

◾	risks related to our outstanding secured and unsecured loans, certain of which are in default, and our ability to service debt;

◾	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms to continue as going concern;

◾	the uncertainty of profitability based upon our history of losses;

◾	legislative or regulatory changes concerning regenerative medicine and therapies;

◾	risks related to our operations and uncertainties related to our business plan and business strategy;

◾	changes in economic conditions;

◾	uncertainty with respect to intellectual property rights, protecting those rights and claims of infringement of other’s intellectual property;

◾	competition; and

◾	cybersecurity concerns.

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

We work with doctors and their staff to provide products, solutions, equipment, services, and training to help them be successful in the application of Stem Cell Therapies. We also engage in patient procedures from treatments that GSCG is offering at its Cancun, Mexico clinic, with another clinic soon expected in a joint venture with an investor under renovation in Dubai, UAE. This new clinic is scheduled to open on November 23, 2024, and will be located at the Hyatt Hotel in Jumeirah, a coastal residential area of Dubai UAE.

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

Results of Operations

Below is a summary of the results of operations for the three months ended September 30, 2024 and 2023.

	For the Three Months Ended September 30,
	2024	2023	$ Change	% Change
Revenue	$986,308	$646,828	$339,480	52.48%
Cost of revenue	239,247	196,535	42,712	21.73%
Gross profit	747,061	450,293	296,768	65.91%

Operating expenses
Advertising and marketing	94,434	93,227	1,207	1.29%
Professional fees	254,170	161,628	92,542	57.26%
Officer compensation	22,500	22,500	-	0.00%
Depreciation and
amortization expense	88,828	98,667	(9,839)	-9.97%
Investor relations	3,403	2,250	1,153	51.24%
General and administrative	264,077	147,084	116,993	79.54%
Total operating expenses	727,412	525,356	202,056	38.46%

Other income (expense)
Interest expense	(905,572)	(1,657,600)	(752,028)	-45.37%
Gain (loss) on derivative
financial instruments	(1,222)	964	(2,186)	-226.76%
Impairment of goodwill	-	(4,125,460)	4,125,460	-100.00%
Net loss	$(887,146)	$(5,857,159)	$(4,970,013)	-84.85%

Revenue

Revenue increased by 52.48% in the amount of $339,480 for the three months ended September 30, 2024, compared to the same period in 2023. The increase in revenue was a result of marketing and sales efforts to increase brand recognition and exposure in the industry. We experienced more lead generation in 2023 increasing equipment, products, and training sales in regions like Southeast Asia and the Middle East.  The opening of the Cancun facility in the second half of 2022 also increased sales by providing a facility for physicians to come for training and perform patient procedures.

We expect that our revenues will increase in future quarters as a result of our ongoing marketing and brand awareness campaigns, training seminars, lectures and other efforts we engage in that expand our presence in the industry and provide us more opportunities to sell our products. We also expect revenues to increase with the opening of our new clinic in Dubai, UAE, scheduled to occur on November 23, 2024. This clinic, alongside our existing clinic in Cancun, will also provide a facility for physicians to come for training and perform patient procedures.

We have also added new regenerative products that are expected to further increase revenue. In August 2024, we introduced our new line of innovative Cellgenic peptides. This new product line is expected to play a crucial role in the field of regenerative medicine. Our Cellgenic peptides have the potential to address the following health concerns: healing and recovery from injuries, enhancing muscle recovery and reducing inflammation, enhancing tanning and improving sexual function, improving body composition and metabolic health, managing weight loss and diabetes, among other potential health potential benefits.

The following table presents our revenue by product category for the three months ended September 30, 2024 and 2023:

	For the Three Months Ended September 30,
	2024	2023
Training	$132,965	$170,813
Product supplies	467,235	352,300
Equipment	19,165	45,740
Patient procedures	366,943	77,975
Total revenue	$986,308	$646,828

Operating expenses

Operating expenses increased by 38.46% in the amount of $202,056 for the three months ended September 30, 2024, compared to the same period in 2023. Listed below are the major changes to operating expenses:

Advertising and marketing fees increased by $1,207 for the three months ended September 30, 2024, compared to the same period in 2023, primarily due to an increase in advertising by Global Stem Cells Group.

Professional fees increased by $92,542 for the three months ended September 30, 2024, compared to the same period in 2023, primarily due to expansion of the Cancun facility.

Depreciation and amortization decreased by $9,839 for the three months ended September 30, 2024, compared to the same period in 2023.

Investor relations increased by $1,153 for the three months ended September 30, 2024, compared to the same period in 2023.

General and administrative expenses increased by $116,993 for the three months ended September 30, 2024, compared to the same period in 2023, primarily due to an increase in travel and office expense by Global Stem Cells Group.

We expect our overall operating expenses to increase on a quarterly basis for the balance of the year and into 2024 as we further implement our business plan. We expect increases in future quarters over all major categories as we engage in efforts to increase brand awareness with our products and services, including advertising campaigns and investor relation services. We also expect an increase in general operating costs and growth initiatives as we ramp up operations and seek to expand them. The opening of a new clinic on November 23, 2024 in Dubai, UAE will also increase our operating expenses with a new lease of property, staff, equipment and other expenses associated with this growth initiative.

Other expenses

Other expenses decreased by $4,875,302 for the three months ended September 30, 2024, compared to the same period in 2023, primarily as a result of impairment of goodwill of $4,125,460 in 2023 and decrease of $752,028 of interest on promissory notes.

We had interest expense of $903,572 and $1,657,600 for the three months ended September 30, 2024 and 2023, respectively.

We expect to continue to experience high interest payments in the future as a result of our outstanding liabilities. If we are unable to generate sufficient revenues and/or additional financing to service this debt, there is a risk the lenders will call the notes and we will be unable to repay the loans. If this happens, we could go out of business.

Net Loss

We recorded a net loss of $887,146 for the three months ended September 30, 2024, as compared with a net loss of $5,857,159 for the same period in 2023.

Below is a summary of the results of operations for the nine months ended September 30, 2024 and 2023.

	For the Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Revenue	$2,596,671	$1,794,385	$802,286	44.71%
Cost of revenue	753,735	553,467	200,268	36.18%
Gross profit	1,842,936	1,240,918	602,018	48.51%

Operating expenses
Advertising and marketing	335,892	349,675	(13,783)	-3.94%
Professional fees	755,560	626,411	129,149	20.62%
Officer compensation	67,500	67,500	-	0.00%
Depreciation and
amortization expense	248,371	213,170	35,201	16.51%
Investor relations	49,845	6,750	43,095	638.44%
General and administrative	685,205	557,527	127,678	22.90%
Total operating expenses	2,142,373	1,821,033	321,340	17.65%

Other income (expense)
Interest expense	(4,621,920)	(4,858,406)	(236,486)	-4.87%
Gain (loss) on derivative
financial instruments	(3,428)	3,889	(7,317)	-188.15%
Gain on extinguishment of debt	-	2,463	(2,463)	-100.00%
Impairment of goodwill	-	(4,125,460)	4,125,460	-100.00%
Net loss	$(4,924,786)	$(9,557,629)	$4,632,843	-362.15%

Revenue

Revenue increased by 44.71% in the amount of $802,286 for the nine months ended September 30, 2024, compared to the same period in 2023. The increase in revenue was a result of marketing and sales efforts to increase brand recognition and exposure in the industry. We experienced more lead generation in 2023 increasing equipment, products, and training sales in regions like Southeast Asia and the Middle East.  The opening of the Cancun facility in the second half of 2022 also increased sales by providing a facility for physicians to come for training and perform patient procedures.

We expect that our revenues will increase in future quarters as a result of our ongoing marketing and brand awareness campaigns, training seminars, lectures and other efforts we engage in that expand our presence in the industry and provide us more opportunities to sell our products. We also expect revenues to increase with the opening of our new clinic in Dubai, UAE, scheduled to occur on November 23, 2024. This clinic, alongside our existing clinic in Cancun, will also provide a facility for physicians to come for training and perform patient procedures.

We have also added new regenerative products that are expected to further increase revenue. In August 2024, we introduced our new line of innovative Cellgenic peptides. This new product line is expected to play a crucial role in the field of regenerative medicine. Our Cellgenic peptides have the potential to address the following health concerns: healing and recovery from injuries, enhancing muscle recovery and reducing inflammation, enhancing tanning and improving sexual function, improving body composition and metabolic health, managing weight loss and diabetes, among other potential health potential benefits.

The following table presents our revenue by product category for the nine months ended September 30, 2024 and 2023:

	For the Nine Months Ended September 30,
	2024	2023
Training	$400,792	$462,277
Product supplies	1,236,472	981,756
Equipment	121,225	155,480
Patient procedures	838,182	194,872
Total revenue	$2,596,671	$1,794,385

Operating expenses

Operating expenses increased by 17.65% in the amount of $321,340 for the nine months ended September 30, 2024, compared to the same period in 2023. Listed below are the major changes to operating expenses:

Advertising and marketing fees decreased by $13,783 for the nine months ended September 30, 2024, compared to the same period in 2023, primarily due to a decrease in advertising by Global Stem Cells Group.

Professional fees increased by $129,149 for the nine months ended September 30, 2024, compared to the same period in 2023, primarily due to expansion of the Cancun facility.

Depreciation and amortization increased by $35,201 for the nine months ended September 30, 2024, compared to the same period in 2023, primarily due to expansion of the Cancun facility.

Investor relations increased by $43,095 for the nine months ended September 30, 2024, compared to the same period in 2023, primarily due to an agreement with an investor relation firm in February 2024.

General and administrative expense increased by $127,678 for the nine months ended September 30, 2024, compared to the same period in 2023, primarily due to an increase in travel and office expense by Global Stem Cells Group.

We expect our overall operating expenses to increase on a quarterly basis for the balance of the year and into 2024 as we further implement our business plan. We expect increases in future quarters over all major categories as we engage in efforts to increase brand awareness with our products and services, including advertising campaigns and investor relation services. We also expect an increase in general operating costs and growth initiatives as we ramp up operations and seek to expand them. The opening of a new clinic on November 23, 2024 in Dubai, UAE will also increase our operating expenses with a new lease of property, staff, equipment and other expenses associated with this growth initiative.

Other expense

Other expense decreased by $4,352,166 for the nine months ended September 30, 2024, compared to the same period in 2023, primarily as a result of impairment of goodwill of $4,125,460 in 2023, and the decrease of $236,486 of interest on promissory notes.

We had interest expense of $4,621,920 and $4,858,406 for the nine months ended September 30, 2024 and 2023, respectively.

We expect to continue to experience high interest payments in the future as a result of our outstanding liabilities. If we are unable to generate sufficient revenues and/or additional financing to service this debt, there is a risk the lenders will call the notes and we will be unable to repay the loans. If this happens, we could go out of business.

Net Loss

We recorded a net loss of $4,924,786 for the nine months ended September 30, 2024, as compared with a net loss of $9,557,629 for the same period in 2023.

Liquidity and Capital Resources

Since inception, we have financed our operations through private placements, convertible notes, and unsecured and secured debt.

The following is a summary of the cash and cash equivalents as of September 30, 2024 and December 31, 2023.

	September 30, 2024	December 31, 2023	$ Change	% Change
Cash and cash equivalents	$836,427	$530,540	$305,886	57.66%

Summary of Cash Flows

Below is a summary of our cash flows for the nine months ended September 30, 2024 and 2023.

	For the Nine Months Ended September 30,
	2024	2023
Net cash provided by (used in) operating activities	$471,306	$(389,800)
Net cash used in investing activities	(165,419)	(101,594)
Net cash used in financing activities	-	(9,850)
Net increase (decrease) in cash and cash equivalents	$305,886	$(501,244)

Operating activities

Net cash provided by operating activities was $471,306 during the nine months ended September 30, 2024 and consisted of net changes in operating assets and liabilities of $3,021,999 and non-cash items of $2,374,092, and offset mainly by our net loss of $4,924,786. The non-cash items for the nine months ended September 30, 2024, consisted of depreciation and amortization expenses of $248,371, amortization of debt discount of $2,122,293, and change in derivative liabilities of $3,428. The significant change in operating assets and liabilities was an increase in accounts payable and accrued liabilities, partially offset by the decrease in accounts receivable and prepaid expense.

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

Investing activities

Net cash used in investing activities was $165,419 and consisted of the purchase of property and equipment associated with the expansion of the Cancun facility during the nine months ended September 30, 2024.

Net cash used in investing activities was $101,594 and consisted of the purchase of property and equipment associated with the Cancun facility during the nine months ended September 30, 2023.

Financing activities

We had no financing activities for the nine months ended September 30, 2024. Net cash used in financing activities was $9,850 and consisted of principal payment of debt for the nine months ended September 30, 2023.

Since our inception, we have financed our operations through private placements, convertible notes, and unsecured debt, and we have also issued debt in our company secured by all of our assets. We expect to continue to experience high interest payments in the future as a result of our outstanding liabilities. Additionally, as of the date of this report, there are a number of secured promissory notes with an aggregate principal amount of approximately $14,472797 that have matured and are in default. Finally, we also have a number of unsecured promissory notes with an aggregate principal amount of $2,859,453 that have matured and are currently in default. The company is currently in debt restructuring talks, and there are also other lenders as well who have demonstrated interest in assuming this debt. However, if we are unable to generate sufficient revenues and/or additional financing to service this debt, there is a risk the lenders will call the notes, secure our assets, as to those applicable secured notes, and demand payment. If after all these recourses are exhausted and the debt becomes unresolvable, like any other company, there’s a risk we could go out of business.

At September 30, 2024, we had limited cash of $836,427, a substantial working capital deficit, and although our revenues have increased, future losses are anticipated. Based upon the current financial condition, we do not have sufficient cash to operate our business at the current level for the next twelve months. We intend to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements. We plan to seek additional financing in a private equity offering to secure funding for operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired and we could go out of business. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Going Concern

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, resulting in an accumulated deficit of approximately $66,914,916 and a working capital deficit of $26,577,484 as of September 30, 2024 and future losses are anticipated. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of September 30, 2024, the Company had no off-balance sheet arrangements.

Critical Accounting Policies

Our critical accounting policies have not materially changed during the nine months ended September 30, 2024. Furthermore, the preparation of our financial statements is in conformity with generally accepted accounting principles in the United States of America, or GAAP. The preparation of our financial statements requires management to make judgments and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. Our management believes that we consistently apply these judgments and estimates, and the financial statements fairly represent all periods presented. However, any differences between these judgments and estimates and actual results could have a material impact on our statements of income and financial position.

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

Revenue Recognition

In accordance with FASB ASC 606, Revenue from Contracts with Customers, we determine revenue recognition through the following steps:

(1)	Identify the contract with a customer

(2)	Identify the performance obligations in the contract

(3)	Determine the transaction price

(4)	Allocate the transaction price to each performance obligation in the contract

(5)	Recognize revenue when each performance obligation is satisfied

The Company’s main source of revenue is comprised of the following:

●	Training-GSCG offers a Stem Cell & Exosomes Certification Program where physicians attending these training sessions will take advantage of a full review of stem cell biology, characterization and regenerative properties of cells and cell products, cytokines and growth factors and how they can be applied in a clinic setting. The physicians will pay for the training sessions upfront and receive all the material and certificate upon completion of seminar. Completion of the seminar is when control is transferred and when revenue is recognized.

●	Products-Physicians can order SVF Kits through GSCG which includes EC Certificate from Institute for Testing and Certificating, Inc. SVT Kits are paid for upfront and shipped from a third party directly to physicians. Transfer of control is when the product is shipped which is when revenue is recognized.

●	Equipment- Physicians can order equipment through GSCG which includes a warranty from the manufacturer of equipment. Equipment is paid for upfront and shipped from the manufacturer directly to physicians. Transfer of control is when the equipment is shipped which is when revenue is recognized.

●	Patient Procedures - Patient procedures are the treatments GSCG is offering at its Cancun clinic and its clinic in Dubai, UAE, scheduled to open on November 23, 2024. The transfer of control is when the procedures are completed which is when revenue is recognized.

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

At September 30, 2024 and December 31, 2023, the carrying amounts of the Company’s financial instruments, including cash, account payables, and accrued expenses, approximate their respective fair value due to the short-term nature of these instruments.

At September 30, 2024 and December 31, 2023, the Company does not have any assets or liabilities except for derivative liabilities related to convertible notes payable required to be measured at fair value in accordance with FASB ASC Topic 820, Fair Value Measurement.

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

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the nine months ended September 30, 2024. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We have inadequate controls to ensure that information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting. Management evaluated the impact of the lack of timely communication between non–financial personnel and financial personnel on our assessment of our reporting controls and procedures and has concluded that the control deficiency represented a material weakness.

3.	The Company failed to account for the acquisition of GSCG using the full purchase accounting method in accordance with ASC 805.

To address these material weaknesses, management engaged financial consultants, performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. We have not remedied the material weaknesses as of September 30, 2024. The Company plans to take remedial action to address these weaknesses during the fiscal year ended December 31, 2024.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the nine months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except the implementation of the controls identified above.

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

Item 1A.  Risk Factors

Our business faces many risks, a number of which are described in the section captioned “Risk Factors” in our Annual Report for the year ended December 31, 2023, filed with the SEC on April 15, 2024. The risks described may not be the only risks we face. Other risks of which we are not yet aware, or that we currently believe are not material, may also materially and adversely impact our business operations or financial results. If any of the events or circumstances described in the risk factors contained in our Annual Report occur, our business, financial condition or results of operations could be adversely impacted and the value of an investment in our securities could decline. Investors and prospective investors should consider the risks described in our Annual Report, and the information contained in the section captioned “Forward-Looking Statements” and elsewhere in this Quarterly Report before deciding whether to invest in our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

The current portion of notes payable on the Company’s Condensed Consolidated Balance Sheets above contains, at September 30, 2024, certain promissory notes on which the Company was in arrears on payments of principal as follows:

◾	On November 17, 2020, the Company entered into an unsecured promissory note in the amount of $400,000. Pursuant to the terms of the note, the investor shall receive the right to a perpetual 7.75% (payment percentage) of the revenues of Global Stem Cell Group. As of September 30, 2024, the Company accrued $591,603 in interest expense. The note is currently in default due to the non-payment of interest.

◾	On December 7, 2020, the Company entered into a secured promissory note in the amount of $2,872,797. Pursuant to the terms of the note, the note bears fifteen (15%) interest, unsecured and is due on November 23, 2023. As of September 30, 2024, the Company accrued $2,059,620 in interest expense. The note is currently in default.

◾	On December 9, 2020, the Company entered into an unsecured promissory note in the amount of $110,000. Pursuant to the terms of the note, the note bears fifteen (15%) interest, unsecured and is due on December 9, 2023. As of September 30, 2024, the Company accrued $78,726 in interest expense. The note is currently in default

◾	On January 6, 2021, the Company entered into an unsecured promissory note in the amount of $1,000,000. Pursuant to the terms of the note, the note bears fifteen (15%) interest, unsecured and is due on January 6, 2022. As of September 30, 2024, the Company accrued $715,720 in interest expense. The note is currently in default

◾	On June 22, 2021, the Company entered into a secured promissory note in the amount of $11,600,000. Pursuant to the terms of the note, the note bears twelve (12%) interest, unsecured and is due on July 30, 2024. As of September 30, 2024, the Company accrued $5,325,581 in interest expense. The note is currently in default.

◾	On December 30, 2021, the Company entered into an unsecured promissory note in the amount of $7,958. Pursuant to the terms of the note, the note bears twelve (12%) interest, unsecured and is due on July 30, 2023. As of September 30, 2024, the Company accrued $2,627 in interest expense. The note is currently in default.

◾	On December 30, 2021, the Company entered into an unsecured promissory note in the amount of $111,470. Pursuant to the terms of the note, the note bears twelve (12%) interest, unsecured and is due on July 30, 2023. As of September 30, 2024, the Company accrued $36,796 in interest expense. The note is currently in default.

At September 30, 2024 and December 31, 2023, the Company had insufficient cash on hand to repay these notes. None of these notes have been paid, and management has indicated that no demand for payment for any of these notes has been received by the Company as of the date of this report. If we are unable to generate sufficient revenues and/or additional financing to service this debt, there is a risk the lenders will call the notes, secure our assets, as to those applicable secured notes, and demand payment. If this happens, we could go out of business.

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 formatted in Extensible Business Reporting Language (XBRL).
101.INS**	Inline XBRL Instance Document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

**	Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Dated November 19, 2024	Regenerative Medical Technology Group Inc.

	By:	/s/ David Christensen
David Christensen
President, Chief Executive Officer, Chief Financial Officer, Secretary and Director (Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)