Form 10-K
period 2024-12-31
Regenerative Medical Technology Group Inc.
filed 2025-04-15
CIK 1760026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large, accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large, accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 12,538,968 shares as of April 15, 2025

i

As used in this Annual Report on Form 10-K, unless the context otherwise requires, the terms the “Company,” “Registrant,” “we,” “us,” “our,” “Meso,” “MSSV” or “RMTG” refer to Regenerative Medical Technology Group Inc. a Nevada corporation, and its subsidiaries.

FORWARD-LOOKING STATEMENTS

Except for statements of historical fact, some information in this document contains “forward-looking statements” that involve substantial risks and uncertainties. You can identify these forward-looking statements by words such as “may,” “will,” “should,” “anticipate,” “estimate,” “plans,” “potential,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend” or the negative of these words or other variations on these words or comparable terminology. The statements that contain these or similar words should be read carefully because these statements discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. These risks include, by way of example and not in limitation:

■	risks related to our outstanding secured and unsecured loans, certain of which are in default, and our ability to service debt;

■	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms to continue as going concern;

■	the uncertainty of profitability based upon our history of losses;

■	legislative or regulatory changes concerning regenerative medicine and therapies;

■	risks related to our operations and uncertainties related to our business plan and business strategy;

■	changes in economic conditions;

■	uncertainty with respect to intellectual property rights, protecting those rights and claims of infringement of other’s intellectual property;

■	competition; and

■	cybersecurity concerns.

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

Business Overview

Since the acquisition of Global Stem Cell Group (GSCG) in August of 2021, our focus has been mainly dedicated to its operations serving the markets in the regenerative medicine industry. We believe stem cell therapy is becoming an increasingly effective clinical solution for treating conditions that traditional or conventional medicine only offers within palliative care and pain management. Patients around the world are seeking a natural regenerative alternative without the potential risks and side effects sometimes associated with traditional surgeries and /or conventional pharmaceuticals.

We work with doctors and their staff to provide products, solutions, equipment, services, and training to help them be successful in the application of Stem Cell Therapies. We also engage in patient procedures from treatments that GSCG is offering at its Cancun, Mexico clinic, and its clinic in a joint venture with an investor that is scheduled to open in 2025, extended from a prior launch date of November 23, 2024, located at the Hyatt Hotel in Jumeirah, a coastal residential area of Dubai UAE.

Our team combines solutions from extensive clinical research with the manufacturing and commercialization of viable cell therapy and immune support related products that we believe will change the course of traditional medicine around the world forever. Our strategy allows us the ability to create immediate revenue streams through treatments, product sales, distribution, and clinical applications, driven by our extensive education platform. Our revenue comes directly from treating patients, our training and seminars, from the resale of kits, products, equipment, services, and from the reoccurring application of our process using the kits and solutions we provide.

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

Review of Fiscal Year 2024

2024 marked a pivotal year for Regenerative Medical Technology Group (RMTG) and Global Stem Cells Group (GSCG ) as we expanded our international footprint, launched strategic business divisions, and strengthened our proprietary operations in regenerative medicine. Our growth trajectory was supported by our three core business pillars: physician training through the International Society for Stem Cell Application (ISSCA), strategic partnerships with medical institutions, and enhanced manufacturing capabilities.

International Growth and Market Penetration

Throughout 2024, RMTG/GSCG achieved remarkable international expansion that has further solidified our position as a global leader in regenerative medicine.

The International Society for Stem Cell Application (ISSCA), our educational arm, substantially expanded its global physician training programs in 2024. This expansion included hosting comprehensive conferences and immersive workshops in numerous locations across the globe, including Argentina, Peru, Indonesia, Belgium, Mexico (specifically Cancún), the United States, and several other strategic locations. These educational initiatives were designed to disseminate cutting-edge knowledge and practical skills in regenerative medicine to medical professionals worldwide.

Our physician education programs successfully trained medical professionals in over 20 countries during 2024, providing them with advanced knowledge and practical skills in cellular therapy, exosome technology, and peptide applications. This extensive educational outreach has not only elevated the standard of regenerative medicine practice globally but has also established GSCG as the preeminent authority in the field, building a global network of skilled practitioners aligned with our methodologies and standards.

Southeast Asia Expansion

Our strategic market entry efforts yielded particularly strong results in Southeast Asia, where we successfully launched five new clinics under our network. These facilities now serve as regional hubs for advanced regenerative treatments and physician training.

South American Growth

We established stronger distribution channels throughout South America, with particular focus on development in key markets. Our analysis has identified potential office locations in Los Cabos (Mexico), Puerto Rico, and Chile to better serve the growing demand in these regions.

Global Reach Enhancement

By systematically addressing regional market needs with tailored approaches, we've been able to significantly expand our global footprint while maintaining consistent service quality and treatment protocols across diverse regulatory environments.

Manufacturing & Regulatory Strengthening

A cornerstone of our 2024 strategy and a major milestone for our continued growth in 2025 is the expansion of our proprietary manufacturing facilities. We believe this strategic initiative will significantly enhance our capabilities to increase product offerings and serve a broader patient base with consistent, high-quality regenerative medicine products.

Our state-of-the-art manufacturing facility in Cancún, Mexico represents a significant achievement in our vertical integration strategy. This facility has received full accreditation from Cofepris (the Mexican FDA equivalent), validating our commitment to maintaining the highest regulatory standards in our manufacturing processes. The facility is designed to produce advanced mesenchymal stem cells (MSCs), exosomes, and peptide-based products under stringent quality control protocols. This manufacturing center will serve as the foundation for our global product distribution network and provide standardized treatment products for patient care across our clinical network.

Cancún Manufacturing Capabilities

■	Full Cofepris accreditation (Mexican FDA)

■	Production of mesenchymal stem cells (MSCs)

■	Advanced exosome isolation and purification

■	Peptide-based product development

■	Quality control laboratories with state-of-the-art equipment

■	Sterile processing environments for biological materials

Dubai Facility Development

While our planned Dubai, UAE facility encountered unexpected regulatory and construction delays in 2024, we remain firmly committed to launching this strategic facility in 2025. The Dubai location will serve as a critical hub for our presence in the Middle East and Asia, complementing our existing operations and providing regional access to our advanced treatments and technologies.

Potential for United States Manufacturing

As U.S. regulations on regenerative medicine continue to evolve, we are actively evaluating market entry strategies that would allow us to expand our clinic network and manufacturing capabilities in North America. Our regulatory affairs team is closely monitoring developments at the FDA and working with industry associations to position RMTG/GSCG advantageously as the regulatory landscape clarifies. This proactive approach will ensure we are prepared to capitalize on opportunities in the U.S. market when conditions are favorable.

Product Expansion & Market Innovation

In 2024, RMTG significantly broadened its market reach through strategic product expansion and innovative business models that position us for sustained growth in the regenerative medicine sector. Our diversification efforts have created multiple revenue streams while maintaining our focus on scientific excellence and therapeutic effectiveness.

Celgenic, our product development and distribution division, achieved remarkable growth by expanding beyond our traditional cellular therapies portfolio. The introduction of peptide-based treatments has been particularly successful, addressing complementary therapeutic needs and creating synergies with our existing stem cell applications. This product diversification has been accompanied by enhanced global distribution capabilities, allowing us to reach more practitioners and patients worldwide with our comprehensive regenerative medicine solutions.

Strategic Shift to Establish Our Own Network

In a pivotal strategic repositioning, we transitioned from external clinical alliances to establishing our own Global Stem Cells Group clinic network. This vertical integration ensures standardized patient care protocols, consistent quality control, and optimized revenue streams across all treatment locations.

Network Implementation

The implementation of our proprietary clinic network model has already demonstrated significant benefits in terms of treatment consistency, patient outcomes, and operational efficiency. By maintaining direct oversight of clinical operations, we can rapidly deploy innovations and ensure adherence to our rigorous standards.

Clinical Innovation

Our licensed Global Stem Cells Group network Centers worldwide continue to push the boundaries of stem cell applications through clinical studies and advanced treatment protocol development. These centers serve as innovation hubs where new therapeutic approaches are refined before broader implementation.

The expansion of our proprietary clinic network has created valuable opportunities for vertical integration between our manufacturing facilities, product development initiatives, and treatment delivery systems. This integrated approach not only improves operational efficiency but also enhances our ability to gather clinical data, refine protocols, and accelerate the development of next-generation regenerative therapies.

2025 Strategic Outlook

Our operational strategy for 2025 centers on translating our market position and technological advantages into sustainable revenue growth and expanded market share. We anticipate accelerated growth as we execute on our operational plans for clinic network expansion, manufacturing scale-up, and market penetration in key regions including Southeast Asia, Latin America, and potentially North America. We believe our diversified revenue streams from training, product sales, and clinical services provide a solid foundation for sustainable long-term growth and shareholder value creation.

Key performance indicators for 2025 are expected to include operational efficiency metrics, market penetration rates in target regions, production capacity utilization at our manufacturing facilities, and financial performance measures including revenue growth, profit margins, and return on invested capital. Our management team has implemented robust tracking and reporting systems to monitor these metrics and make data-driven adjustments to our execution strategy as needed throughout the year.

Expansion of Clinical Network

A cornerstone of our 2025 growth strategy is the continued expansion of the GSCG Network Clinics, representing our transition from a primarily educational and product-focused organization to a comprehensive regenerative medicine enterprise with direct patient care capabilities. This strategic evolution allows us to capture additional value in the treatment delivery phase while ensuring consistent application of our proprietary protocols.

For 2025, we have confirmed plans for the official launch of a minimum of four new clinic locations. These include strategically selected sites in Indonesia, Puerto Rico, Santiago (Chile), and Lisbon (Portugal). Each location has been chosen based on comprehensive market analysis, regulatory considerations, local healthcare ecosystem dynamics, and potential patient demographics. These new clinics will implement our standardized operational model while incorporating necessary adaptations for local market conditions and regulatory requirements.

Beyond these confirmed locations, our development pipeline includes additional planned clinics in Mexico, the United States, and other key international markets identified through our ongoing market analysis process. These locations are currently in various stages of development, from initial feasibility studies to advanced site selection and regulatory approval processes. Our network expansion follows a disciplined approach that balances growth opportunities with operational sustainability and quality control considerations.

2025 Anticipated Clinic Launches

■	Indonesia: Serving the rapidly growing Southeast Asian market

■	Puerto Rico: Strategic gateway between North and South American markets

■	Santiago, Chile: Expanding our Latin American presence

■	Lisbon, Portugal: Strengthening our European operations

Network Clinic Standardization

Each RMTG/GSCG Network Clinic operates under our proprietary standards for facility design, equipment specifications, staff qualifications, treatment protocols, and patient management systems. This standardization ensures consistent quality of care while allowing for efficient scaling of operations across diverse geographic locations. Our clinic expansion model includes comprehensive support systems for practitioner training, operational management, quality assurance, and marketing development.

Manufacturing Scale-Up

A critical element of our 2025 strategic plan is the completion and full operational scaling of our manufacturing infrastructure. These facilities represent significant capital investments that will strengthen our vertical integration strategy, enhance product consistency, and improve operational margins across our business units. Our manufacturing capabilities directly support our ability to serve global markets with standardized, high-quality regenerative medicine products.

The Cancún facility, which achieved regulatory approval in 2024, will transition to full-scale production in 2025. This advanced manufacturing center is designed to support product demand across Latin America and beyond, with robust capacity for mesenchymal stem cell production, exosome isolation, and peptide synthesis. The facility incorporates state- of-the-art quality control systems, including real-time monitoring of production parameters, comprehensive batch testing protocols, and advanced storage capabilities for biological materials.

In parallel with optimizing our existing manufacturing operations, we are actively evaluating opportunities for additional manufacturing locations to further enhance production efficiency and geographic distribution capabilities. These evaluations include considerations such as proximity to key markets, local regulatory environments, availability of skilled workforce, and capital investment requirements. Any expansion of our manufacturing footprint will follow our established model of phased development with careful attention to regulatory compliance and operational excellence.

Production Capacity Expansion

Implementing phased scale-up of production volumes to match growing demand while maintaining strict quality parameters and operational efficiency.

Product Line Diversification

Expanding manufacturing capabilities to support new product development initiatives, including advanced exosome formulations and specialized peptide combinations.

Quality System Enhancement

Continuous improvement of quality management systems to exceed regulatory requirements and support potential future certifications in additional markets.

Distribution Network Integration

Optimizing logistics and supply chain operations to ensure efficient distribution of manufactured products to our clinic network and external customers.

Educational Program Enhancement

The International Society for Stem Cell Application (ISSCA) continues to be a cornerstone of our business model and a primary driver of our industry leadership position. As the educational and professional development arm of Global Stem Cells Group, ISSCA plays a crucial role in establishing practice standards, disseminating knowledge, and creating a global community of trained regenerative medicine practitioners. In 2025, we will further strengthen ISSCA's position and expand its reach through strategic initiatives.

A key focus for 2025 will be significantly increasing the number and geographical distribution of our training events and physician certifications. Building on our successful 2024 programs conducted across more than 20 countries, we will expand both our foundational certification courses and our advanced specialization programs. These educational offerings will continue to evolve to incorporate the latest scientific advances, clinical best practices, and regulatory considerations relevant to regenerative medicine applications.

Q1 2025

Launch enhanced certification curriculum incorporating latest advances in exosome technology and peptide applications, with programs scheduled in Mexico, United States, and Indonesia.

Q2 2025

Introduce advanced specialization tracks for orthopedic, aesthetic, and chronic disease applications of regenerative therapies, with dedicated symposia planned for European and South American markets.

Q3 2025

Deploy comprehensive online learning platform to complement in-person training, providing ongoing education resources and community engagement for certified practitioners.

Q4 2025

Host major international congress bringing together leading researchers, practitioners, and regulatory experts to address emerging trends and future directions in regenerative medicine.

In addition to expanding our educational programming, we will strengthen our partnerships with global medical institutions in 2025. These collaborations will include joint research initiatives, faculty exchange programs, and shared curriculum development with respected academic and clinical organizations. By aligning with established medical institutions, we enhance the credibility of our educational offerings while creating pathways for institutional adoption of regenerative medicine protocols. These partnerships also provide valuable opportunities for clinical validation of emerging treatments and technologies developed within our research network.

Market Development

We intend to strategically enter new geographic markets, particularly in North America, as regulatory environments evolve favorably for regenerative medicine applications.

The United States represents a significant opportunity for Global Stem Cells Group, both in terms of market size and potential for scientific collaboration. Our 2025 strategy includes focused initiatives to expand our clinical presence in the U.S. as regulatory frameworks evolve to accommodate advances in regenerative medicine. This strategic market entry requires careful navigation of complex regulatory considerations while positioning RMTG/GSCG as a leader in North American regenerative medicine.

Our approach to the U.S. market is characterized by strategic patience combined with proactive preparation. While regulatory pathways for certain regenerative medicine applications remain under development at the FDA, we are actively monitoring policy developments and engaging with industry associations to contribute to the evolving regulatory dialogue. This engagement allows us to align our product development and clinical protocols with emerging standards while advocating for science-based regulatory frameworks that protect patients while enabling innovation.

Regulatory Navigation Strategy

We have established a dedicated U.S. regulatory affairs team to monitor FDA developments, prepare appropriate submissions, and develop compliant protocols for the U.S. market. This team works in close collaboration with legal advisors specializing in FDA regulations and regenerative medicine policy to ensure our market entry strategy adheres to all applicable requirements.

Clinical Partnership Development

In preparation for expanded U.S. operations, we are cultivating relationships with established U.S. medical institutions, research universities, and clinical practices interested in regenerative medicine applications. These partnerships are expected to facilitate knowledge exchange, protocol development, and potential collaborative research initiatives that align with U.S. regulatory expectations.

Educational Market Positioning

While developing our clinical strategy, we are enhancing our U.S. educational presence through ISSCA programs specifically designed for U.S. practitioners. These educational initiatives establish RMTG/GSCG as a thought leader in the U.S. market while building a community of trained physicians prepared to implement our protocols when regulatory pathways are established.

Our U.S. market entry strategy also includes evaluation of potential clinical locations in states with favorable regulatory environments for regenerative medicine. This location analysis considers factors such as existing medical infrastructure, patient demographics, physician density, and regulatory climate. By identifying optimal locations for initial U.S. clinical operations, we can better ensure efficient resource allocation and maximize the impact of our market entry efforts when regulatory conditions permit implementation.

Revenue Stream Diversification

A cornerstone of our financial strategy for 2025 is the continued diversification of our revenue streams, creating a balanced business model that reduces dependency on any single market segment while maximizing our ability to capture value across the regenerative medicine ecosystem. This diversified approach enhances our financial stability and provides multiple pathways for growth even as individual market segments experience fluctuations.

Central to our revenue diversification strategy is the strengthening of the Celgenic product line with new offerings in peptides, exosome therapies, and biologics. We believe these product categories represent significant growth opportunities as they address complementary therapeutic needs and can be used independently or in conjunction with our stem cell applications. Our 2025 product development roadmap includes the commercialization of several new formulations that have shown promising results in preliminary clinical applications.

In parallel with product development, we are enhancing our global distribution infrastructure to drive sales growth across all territories. This distribution strategy includes both direct sales to our network clinics and expanded relationships with qualified external partners who can effectively represent our products in their respective markets. Our distribution enhancements include improvements in logistics, inventory management, technical support, and sales training to ensure our products are effectively represented and properly utilized in clinical applications worldwide.

The continued expansion of our clinic network also represents a significant revenue diversification initiative, as it transitions more of our business model toward direct patient care services. These clinical operations generate recurring revenue streams from patient treatments while also creating demand for our manufactured products. The integration between our product development, manufacturing, and clinical service delivery creates valuable synergies that enhance overall profitability and market responsiveness.

Operational Efficiency Initiatives

As Global Stem Cells Group transitions from a growth phase characterized by rapid expansion into a period of operational consolidation, we are implementing comprehensive efficiency initiatives designed to optimize our processes, reduce costs, and enhance productivity across all business units. These operational improvements will be a key focus area for 2025, supporting our ability to deliver consistent profitability while maintaining our commitment to quality and innovation.

Our operational efficiency strategy encompasses several interconnected dimensions: process standardization, technology integration, workforce development, and continuous improvement methodologies. By addressing these elements systematically, we hope to create a foundation for sustainable operational excellence that supports our long-term growth objectives while enhancing near-term financial performance.

Process Standardization

Implementation of standardized operating procedures across all locations to ensure consistency, quality, and efficiency. This includes uniform protocols for manufacturing, clinical practices, training delivery, and administrative functions, allowing for better resource allocation and performance benchmarking.

Technology Integration

Deployment of integrated information systems to connect our global operations, enhance data accessibility, and improve decision-making capabilities. Future key initiatives on our longer roadmap may include implementation of enterprise resource planning (ERP) systems, laboratory information management systems, and customer relationship management platforms.

Workforce Development

Strategic investment in employee training and development programs to enhance skills, improve productivity, and reduce turnover. Our talent development initiatives focus on technical capabilities, leadership development, and cross- functional understanding to build a versatile workforce aligned with our strategic objectives.

Continuous Improvement

Additional future roadmap includes designs for the adoption of structured methodologies such as Lean and Six Sigma to identify and eliminate inefficiencies, reduce variation, and optimize resource utilization. These approaches are being integrated into our operational culture through training, incentive alignment, and visible management support.

The operational efficiency initiatives will be supported by enhanced performance metrics and accountability structures designed to track progress and identify areas requiring additional attention. Our management team has established specific efficiency targets for each business unit, with regular review processes to assess performance and adjust implementation strategies as needed. These metrics are directly tied to our financial objectives and will be a key component of management performance evaluation in 2025.

Research and Development Pipeline

Continued investment in research and development remains a strategic priority for Global Stem Cells Group as we work to expand our therapeutic capabilities, enhance treatment efficacy, and maintain our position at the forefront of regenerative medicine innovation. Our R&D activities span basic science investigation, translational research, and clinical application development, creating a comprehensive innovation pipeline that supports both near-term product enhancements and longer-term technological breakthroughs.

Our 2025 R&D strategy focuses on several key areas that represent significant opportunities for advancement in regenerative medicine. These focus areas have been selected based on emerging scientific evidence, unmet clinical needs, and alignment with our existing capabilities and infrastructure. By concentrating our research efforts on these strategic priorities, we optimize our resource allocation while maximizing potential impact on patient outcomes and market growth.

1.	Exosome Characterization and Optimization:

Advanced analysis of exosome content and function to enhance therapeutic applications

2.	Combination Therapy Protocols:

Development of synergistic treatment approaches combining stem cells, exosomes, and peptides

3.	Tissue-Specific Regeneration Techniques:

Specialized protocols for targeted regeneration of specific tissue types and organs

4.	Biomarker Identification and Validation:

Discovery of predictive indicators for treatment response and outcome measurement

5.	Delivery System Innovations:

Novel approaches to enhance cellular therapy delivery, targeting, and persistence

Our R&D activities are supported by a network of collaborations with academic institutions, research organizations, and clinical partners that provide access to specialized expertise, advanced technologies, and diverse patient populations. These collaborative relationships accelerate our innovation cycle while ensuring our research directions remain aligned with evolving scientific understanding and clinical practice. In 2025, we plan to expand these collaborative networks with particular emphasis on partnerships that can support our U.S. market entry strategy and enhance our credibility in key international markets.

The integration between our R&D activities and our clinical network creates a powerful feedback loop that informs research priorities based on real-world clinical observations while facilitating the rapid translation of research findings into clinical applications. This translational approach differentiates GSCG from purely academic research organizations and enables us to quickly adapt our product offerings and treatment protocols to incorporate emerging scientific insights and technological capabilities.

Financial Outlook and Investment Strategy

Global Stem Cells Group enters 2025 with a robust financial foundation and a clear strategy for balancing continued growth investments with improving profitability metrics. Our financial management approach emphasizes disciplined capital allocation, operational cost control, and strategic investments in high-potential growth opportunities. This balanced approach is designed to deliver sustainable long-term value for our stakeholders while maintaining the financial flexibility needed to respond to evolving market conditions.

Our 2025 financial projections reflect the impact of our operational efficiency initiatives, continued revenue diversification, and the maturation of investments made in previous years. We anticipate accelerating revenue growth as our manufacturing facilities reach optimal production capacity and our expanded clinic network generates increasing patient volumes. These revenue improvements, combined with operational efficiencies, are expected to drive margin expansion and enhance overall profitability metrics throughout the year.

Our capital investment strategy for 2025 prioritizes high-impact projects that directly support our core strategic objectives. Major investment categories include clinic network expansion, manufacturing capacity optimization, technology infrastructure enhancements, and targeted R&D initiatives. Each investment proposal undergoes rigorous evaluation using standardized criteria including expected return on investment, strategic alignment, risk assessment, and implementation timeline. This disciplined approach ensures our capital resources are allocated to opportunities with the greatest potential for value creation.

In parallel with our operational investments, we continue to evaluate strategic acquisition opportunities that could accelerate our growth in key markets or enhance our technological capabilities. Our acquisition strategy focuses on targets that offer clear synergies with our existing operations, have compatible corporate cultures, and can be integrated efficiently into our operational structure. While we maintain an active acquisition pipeline, we approach each opportunity with disciplined valuation parameters and clear integration planning to ensure successful outcomes.

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

The report of our independent registered public accounting firm with respect to our financial statements as of December 31, 2024 and for the year then ended indicates that our financial statements have been prepared assuming that we will continue as a going concern. The report states that, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Our plans in regard to these matters are described in Note 2 to our audited financial statements as of December 31, 2024 and 2023 and for the years then ended. If we are not able to continue as a going concern, investors could lose their investments.

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

YOU MAY EXPERIENCE DILUTION OF YOUR OWNERSHIP INTEREST DUE TO THE FUTURE ISSUANCE OF ADDITIONAL SHARES OF OUR COMMON STOCK.

We are in a capital intensive business and we do not have sufficient funds to finance the growth of or to support our projected capital expenditures. As a result, we will require additional funds from future equity or debt financings, including tax equity financing transactions or sales of preferred shares or convertible debt, to complete the development of new projects and pay the general and administrative costs of our business. We may in the future issue our previously authorized and unissued securities, resulting in the dilution of the ownership interests of holders of our common stock. We are currently authorized to issue 100,000,000 shares of common stock and 11,000,000 shares of preferred stock, both with par value of $0.001 per share. The potential issuance of such additional shares of common stock or preferred stock or convertible debt may create downward pressure on the trading price of our common stock. We may also issue additional shares of common stock or other securities that are convertible into or exercisable for common stock in future public offerings or private placements for capital raising purposes or for other business purposes. The future issuance of a substantial number of common shares into the public market, or the perception that such issuance could occur, could adversely affect the prevailing market price of our common shares. A decline in the price of our common shares could make it more difficult to raise funds through future offerings of our common shares or securities convertible into common shares.

WE HAVE A SIGNIFICANT NUMBER OF SHARES OF OUR COMMON STOCK ISSUABLE UPON CONVERSION OF CERTAIN OUTSTANDING CONVERTIBLE SECURITIES, AND THE ISSUANCE OF SUCH SHARES UPON EXERCISE OR CONVERSION WILL HAVE A SIGNIFICANT DILUTIVE IMPACT ON OUR STOCKHOLDERS. SALES OF A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK MAY ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK AND THE ISSUANCE OF ADDITIONAL SHARES WILL DILUTE ALL OTHER STOCKHOLDERS.

As of December 31, 2024, there were 70,000,000 shares of Common Stock issuable upon the exercise of options and warrants at weighted average exercise price of $0.10, 180,346 shares from the conversion of outstanding convertible notes and 39,231,798 shares from the conversion of outstanding convertible preferred stock.

Our articles of incorporation, as amended, permits the issuance of up to 100,000,000 shares of Common Stock. As such, we have the ability to issue substantial amounts of Common Stock in the future, which would dilute the percentage ownership held by stockholders.

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

As of December 31, 2024, our authorized capital consists of 100,000,000 shares of common stock and 11,000,000 shares are authorized as preferred stock, both with a par value of $0.001 per share. Our Board, without any action by our stockholders, may designate and issue shares of preferred stock in such series as it deems appropriate and establish the rights, preferences and privileges of such shares, including dividends, liquidation and voting rights, provided it is consistent with Nevada law.

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

As of December 31, 2024, we have not identified an indication of a cybersecurity incident that would have a material impact on our business and consolidated financial statements.

ITEM 2.	PROPERTIES

We maintain our current principal office at 433 Plaza Real Suite 275 Boca Raton, Florida 33432. Our phone number is (800) 956-3935.

Global Stem Cell Group, Inc. entered into the Cancun lease with HELLIMEX, S.A. DE CV beginning January 16, 2022, and ending on January 15, 2024. The property is located in the Tulum Trade Center, consisting of 1,647 square feet with a monthly rent of $2,714 and security deposit of $5,588. In January 2022, the Company began the buildout of the clinic and order equipment. The Cancun facility was to be inaugurated in May 2022 is accredited both by the Mexican General Health Council and Cofepris (Mexican FDA).

Due to the expansion of the Cancun Clinic, an additional 1,216 square feet Global Stem Cell Group, Inc. entered into a new Cancun lease with RIVIERA MAYA, S.A. DE C.V beginning January 16, 2024, and ending on January 15, 2026.

On December 31, 2024, the company signed a five-year extension commencing on December 31, 2024, and ending on December 31, 2029. The monthly rent and security deposit remained the same.

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

Market Information.

Our common stock is qualified for quotation on the OTC Markets-OTCPink under the symbol “RMTG” and has been quoted on the OTCPINK since October 16, 2018. There currently is no liquid trading market for our common stock. There can be no assurance that a significant active trading market in our common stock will develop, or if such a market develops, that it will be sustained. The closing price of our common stock at December 31, 2024 was $0.0285.

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

Holders

As of March 31, 2025, we had 148 shareholders of common stock per transfer agent’s shareholder list.

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

On February 29, 2024, the Company issued 45,030 shares of common stock for conversion of convertible notes.

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

Results of Operations

Below is a summary of the results of operations for the years ended December 31, 2024, and 2023.

	For the Years Ended December 31,
	2024	2023	$ Change	% Change
Revenue	$4,107,494	$2,409,953	$1,697,541	70.44%
Cost of revenue	1,284,375	734,285	550,090	74.92%
Gross profit	2,823,119	1,675,668	1,147,451	68.48%

Operating expenses
Advertising and marketing	456,431	476,989	(20,558)	-4.31%
Professional fees	1,124,439	752,277	372,162	49.47%
Officer compensation	90,000	90,000	-	0.00%
Depreciation and amortization expense	220,559	310,102	(89,543)	-28.88%
Investor relations	52,193	9,000	43,193	479.92%
General and administrative	798,316	752,526	45,790	6.08%
Total operating expenses	2,741,938	2,390,894	353,044	14.68%

Other income (expense)
Interest expense	(5,641,609)	(6,491,538)	849,929	-13.09%
Gain on derivative financial instruments	(2,543)	4,798	(7,341)	-153.00%
Gain on settlement of debt	-	2,463	(2,463)	-100.00%
Gain on extinguishment of debt	-	1,511,297	(1,511,297)	-100.00%
Impairment of goodwill	-	(4,125,460)	4,125,460	-100.00%
Net loss	$(5,562,971)	$(9,813,666)	$4,250,695	-412.30%

Revenue

Revenue increased by 70.44% in the amount of $1,697,541 for the year ended December 31, 2024, compared to the same period in 2023. The increase in revenue was across all categories of revenue and a result of marketing and sales efforts to increase brand recognition and exposure in the industry. We experienced more lead generation in 2023 increasing equipment, products, and training sales in regions like Southeast Asia and the Middle East.  The opening of the Cancun facility in the second half of 2022 also increased sales by providing a facility for physicians to come for training and perform patient procedures.

We expect that our revenues will increase in future quarters as a result of our ongoing marketing and brand awareness campaigns, training seminars, lectures and other efforts we engage in that expand our presence in the industry and provide us with more opportunities to sell our products. We also expect revenues to increase with the opening of our new clinic in Dubai, UAE, on November 23, 2024. This clinic, alongside our existing clinic in Cancun, will also provide a facility for physicians to come for training and perform patient procedures.

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

The following table presents the Company’s revenue by product category for the years ended December 31, 2024, and 2023:

	For the Years Ended December 31,
	2024	2023
Training	$809,654	$599,425
Product supplies	1,748,960	1,329,159
Equipment	177,225	162,370
Patient procedures	1,371,655	318,999
Total revenue	$4,107,494	$2,409,953

Operating Expenses

Operating expenses increased by 14.68% in the amount of $351,044 for the year ended December 31, 2024, compared to the year ended 2023. Listed below are the major changes to operating expenses:

Advertising and marketing fees decreased by $20,558 for the year ended December 31, 2024, compared to the year ended 2023, primarily due to a decrease in advertising by Global Stem Cells Group.

Professional fees increased by $372,162 for the year ended December 31, 2024, compared to the year ended 2023, primarily due to expansion of the Cancun facility.

Depreciation and amortization decreased by $89,543 for the year ended December 31, 2024, compared to the year ended 2023, primarily due to a five-year lease extension on the Cancun facility.

Investor relations increased by $43,193 for the year ended December 31, 2024, compared to the year ended 2023, primarily due to an agreement with an investor relation firm in February 2024.

General and administrative expense increased by $45,790 for the year ended December 31, 2024, compared to the year ended 2023, primarily due to Cancun renovations.

We expect our overall operating expenses to increase into 2025 as we further implement our business plan. We expect increases in future quarters over all major categories as we engage in efforts to increase brand awareness with our products and services, including advertising campaigns and investor relation services. We also expect an increase in general operating costs and growth initiatives as we ramp up operations and seek to expand them. The opening of a new clinic on November 23, 2024, in Dubai, UAE will also increase our operating expenses with a new lease of property, staff, equipment and other expenses associated with this growth initiative.

Other Expense

Other expense decreased by $3,454,288 for the year ended December 31, 2024, compared to the same period in 2023, primarily as a result of impairment of goodwill of $4,125,460 and gain on extinguishment of debt of $1,511,297 in 2023, and the decrease of $270,567 of interest on promissory notes.

We had interest expense of $5,641,609 and $6,491,538 for the years ended December 31, 2024, and 2023, respectively.

We expect to continue to experience high interest payments in the future as a result of our outstanding liabilities. If we are unable to generate sufficient revenues and/or additional financing to service this debt, there is a risk the lenders will call the notes, and we will be unable to repay the loans. If this happens, we could go out of business.

Net Loss

We recorded a net loss of $5,562,971 for the year ended December 31, 2024, as compared with a net loss of $9,813,666 for the year ended 2023.

Liquidity and Capital Resources

Since inception, the Company has financed its operations through private placements, convertible notes, and unsecured and secured debt. The following is a summary of the cash and cash equivalents as of December 31, 2024, and December 31, 2023.

	December 31, 2024	December 31, 2023	$ Change	% Change
Cash and cash equivalents	$1,165,820	$530,540	$635,279	119.74%

Summary of Cash Flows

Below is a summary of the Company’s cash flows for the years ended December 31, 2024, and 2023.

	For the Years Ended December 31,
	2024	2023
Net cash provided (used) in operating activities	$850,699	$(419,199)
Net cash used by investing activities	(215,419)	(385,596)
Net cash used by financing activities	-	(309,850)
Net increase (decrease) in cash and cash equivalents	$635,280	$(1,114,645)

Operating activities

Net cash provided by operating activities was $850,699 during the year ended December 31, 2024, and consisted of a net change in operating assets and liabilities of $4,063,888 and non-cash items of $2,349,782, offset by a net loss of $5,562,971. The primary non-cash items for the year ended December 31, 2024, consisted of amortization of debt discount of $2,126,680, depreciation and amortization of $220,560 and change in derivative liabilities of $2,543. The significant change in operating assets and liabilities was an increase in accounts payable.

Net cash used in operating activities was $419,200 during the year ended December 31, 2023, and consisted of a net loss of $9,813,666, which was offset by a net change in operating assets and liabilities of $3,417,093 and non-cash items of $5,977,373. The primary non-cash items for the year ended December 31, 2023, consisted of impairment of goodwill of $4,125,460, amortization of debt discount of $3,059,914, depreciation and amortization of $310,102 and shares issued for services of $455 offset by change in derivative liabilities of $4,798 and gain on extinguishment of debt of $1,511,297. The significant change in operating assets and liabilities was an increase in accounts payable and accounts receivable.

Investing activities

Net cash used in investing activities was $215,419 and consisted of the purchase of property and equipment associated with the Cancun facility during the year ended December 31, 2024.

Net cash used in investing activities was $385,596 and consisted of the purchase of property and equipment associated with the Cancun facility during the year ended December 31, 2023

Financing activities

Net cash used in financing activities was $0.00 for the year ended December 31, 2024.

Net cash used in financing activities was $309,850 and consisted of principal payment of debt of $9,850 and consideration paid to note holders of $300,000 for the year ended December 31, 2023.

Since our inception, we have financed our operations through private placements, convertible notes, and unsecured debt, and we have also issued debt in our company secured by all of our assets. We expect to continue to experience high interest payments in the future as a result of our outstanding liabilities. Additionally, as of the date of this report, there are a number of secured promissory notes with an aggregate principal amount of approximately $16,144,442 that have matured and are in default. Finally, we also have a number of unsecured promissory notes with an aggregate principal amount of $1,629,428 that have matured and are currently in default. The company is currently in debt restructuring talks, and there are also other lenders as well who have demonstrated interest in assuming this debt. However, if we are unable to generate sufficient revenues and/or additional financing to service this debt, there is a risk the lenders will call the notes, secure our assets, as to those applicable secured notes, and demand payment. If after all these recourses are exhausted and the debt becomes unresolvable, like any other company, there’s a risk we could go out of business.

At December 31, 2024, we had limited cash of $1,165,820, a substantial working capital deficit, and although our revenues have increased, future losses are anticipated. Based upon the current financial condition, we do not have sufficient cash to operate our business at the current level for the next twelve months. We intend to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements. We plan to seek additional financing in a private equity offering to secure funding for operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired, and we could go out of business. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Going Concern

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, resulting in an accumulated deficit of approximately $67,553,102 and a working capital deficit of $27,718,162 as of December 31, 2024, and future losses are anticipated. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of December 31, 2024, the Company had no off-balance sheet arrangements.

Critical Accounting Policies

Our critical accounting policies have not materially changed during the year ended December 31, 2024. Furthermore, the preparation of our financial statements is in conformity with generally accepted accounting principles in the United States of America, or GAAP. The preparation of our financial statements requires management to make judgments and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. Our management believes that we consistently apply these judgments and estimates, and the financial statements fairly represent all periods presented. However, any differences between these judgments and estimates and actual results could have a material impact on our statements of income and financial position.

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

New Accounting Pronouncements

Recently adopted accounting pronouncements require public companies to disclose the impact of new standards on their financial statements, including details about the standard, the adoption date, method of adoption, and expected effects. These disclosures help investors understand how changes in accounting principles will affect a company's financial performance and position.

Recently Adopted Accounting Pronouncements. In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). The amendments in this update expand segment disclosure requirements, including new segment disclosure requirements for entities with a single reportable segment among other disclosure requirements. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of this standard is on a modified retrospective basis and had no impact on the Company’s financial position, results of operations, cash flows or net income per share. As of 2024 and 2023 the Company had one reporting segment, all revenue is reported under this segment Global Stem Cells Group.

Other accounting standards and amendments to existing accounting standards that have been issued and have future effective dates are not applicable or are not expected to have a significant impact on the Company’s consolidated financial statements.

Revenue Recognition

In accordance with FASB ASC 606, Revenue from Contracts with Customers, we determine revenue recognition through the following steps:

(1)	Identify the contract with a customer

(2)	Identify the performance obligations in the contract

(3)	Determine the transaction price

(4)	Allocate the transaction price to each performance obligation in the contract

(5)	Recognize revenue when each performance obligation is satisfied

The Company’s main source of revenue is comprised of the following:

●	Training-GSCG offers a Stem Cell & Exosomes Certification Program where physicians attending these training sessions will take advantage of a full review of stem cell biology, characterization and regenerative properties of cells and cell products, cytokines and growth factors and how they can be applied in a clinic setting. The physicians will pay for the training sessions upfront and receive all the material and certificate upon completion of seminar. Completion of the seminar is when control is transferred and when revenue is recognized.

●	Products-Physicians can order products through GSCG, which includes EC Certificate from Institute for Testing and Certificating, Inc. Products are paid for upfront and shipped from GSCG directly to physicians or picked up physicians at seminars or training events. Transfer of control is when the product is shipped or picked up at seminars or training events, which is when revenue is recognized.

●	Equipment- Physicians can order equipment through GSCG, which includes a warranty from manufacture of equipment. Equipment is paid for upfront and shipped from manufacture directly to physicians or shipped from GSCG to physicians. Transfer of control is when the equipment is shipped, which is when revenue is recognized.

●	Patient Procedures - Patient procedures are the treatments GSCG is offering at its Cancun clinic. Once the patient agrees with the treatment plan and estimate, the procedure is scheduled with a deposit. The procedure can be cancelled up to 21 days from scheduled treatment date with a 50% refund of deposit, which is when deposit is recognized as revenue. The transfer of control is when the procedures are completed, which is when revenue is recognized.

The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product to a customer or as services are performed. Revenue is measured based on the consideration the Company receives in exchange for those products

Use of Estimates

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

At December 31, 2024, and December 31, 2023, the carrying amounts of the Company’s financial instruments, including cash, account payables, and accrued expenses, approximate their respective fair value due to the short-term nature of these instruments.

At December 31, 2024, and December 31, 2023, the Company does not have any assets or liabilities except for derivative liabilities related to convertible notes payable required to be measured at fair value in accordance with FASB ASC Topic 820, Fair Value Measurement.

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

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports, filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the year ended December 31, 2024. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We have inadequate controls to ensure that information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting. Management evaluated the impact of the lack of timely communication between non–financial personnel and financial personnel on our assessment of our reporting controls and procedures and has concluded that the control deficiency represented a material weakness.

3.	The Company failed to account for the acquisition of GSCG using the full purchase accounting method in accordance with ASC 805.

To address these material weaknesses, management engaged financial consultants, performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. We have not remedied the material weaknesses as of December 31, 2024. The Company plans to take remedial action to address these weaknesses during the fiscal year ended 2025.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the year ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except the implementation of the controls identified above.

ITEM 9B.	OTHER INFORMATION

Series CC Preferred Stock

On April 9, 2025, pursuant to our Articles of Incorporation, our Board of Directors voted to designate a class of preferred stock entitled Series CC Preferred Stock, consisting of up to one thousand (1,000) shares. The Certificate of Designation for the Series CC Preferred Stock contains the following features:

1)	No voting rights;

2)	No dividend rights;

3)	The holders of Series C Preferred Stock may, from time to time and at any time convert part or all of the shares of Series CC Preferred Stock into a number of fully paid and nonassessable shares of common stock at a price per share determined by dividing the number of issued and outstanding shares of common stock of the Company on the date of conversion by 1,000.

4)	All shares of the Series CC Preferred Stock shall rank (i) prior to the common stock; and (ii) pari passu with any class or series of capital stock of the Company hereafter created (with the consent of a majority of the holders obtained) specifically ranking, by its terms, on parity with the Series CC Preferred Stock; and (iii) junior to any class or series of capital stock of the Company hereafter created (with the consent of a majority of the holders) specifically ranking, by its terms, senior to the Series CC Preferred Stock, in each case as to distribution of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary; and

5)	So long as any Series CC Preferred Stock are outstanding, the Company shall not, without first obtaining the unanimous approval of all of the Series CC Preferred Stock holders: (A) alter or change the rights, preferences or privileges of the Series CC Preferred Stock, or alter or change the rights, preferences or privileges of any other capital stock of the Company so as to affect adversely the Series CC Preferred Stock, (B) Issue any additional shares of Series CC Preferred Stock (C) Increase the authorized number of shares of Series CC Preferred Stock (D) sell all or substantially all of the Company’s assets outside the ordinary course of business, (E) declare bankruptcy or file for a reorganization or recapitalization of the Company or similar filing, (F) incur any debt outside of ordinary course of business, (G) create any new classes of shares or changes to the preferences of existing classes of shares, (H) change the Company’s business activities.

The full rights afforded to the holders of Series CC Preferred Stock are defined in the relevant Certificate of Designation filed with the Nevada Secretary of State on April 10, 2025, attached to this Annual Report on Form 10-K as Exhibit 3.10, and is incorporated by reference herein.

Secured Loan Transaction

On April 9, 2025, the Company entered into a Secured Loan Agreement (the “Agreement”) with an otherwise unaffiliated third-party investor (the “Investor”), pursuant to which the Company agreed to issue to the Investor a $1,375,000 face value Secured Promissory Note (the “Note”) with a $275,000 original issue discount, with interest at an annual compounded rate of 15%, and a maturity date of December 31, 2026.

The Agreement further contemplates the issuance of one share of the Company’s newly created Series CC Preferred Stock to the Investor and a ten-year warrant (the “Warrant”) to purchase up to 999 shares of Series CC Preferred Stock at an exercise price of $1.00 per share.

From January 1, 2024, to the date of the Agreement, the Investor had already funded $574,619, and the Agreement provides for an additional $525,318 under the Note. The parties agreed that the existing funds of $500,000 plus any new funds provided under the Note will be used by the Company to build a manufacturing facility in Cancun, Mexico.

Further under the Agreement, the Company agreed that within 6 months of reaching quarterly sales of US$6,000,000, the Borrower shall obtain a listing (“Listing”) of its shares of common stock on the NASDAQ or similar national US exchange (“Exchange”). If the Company is not eligible, then the Company shall continue to be obligated to seek the Listing until such time as the Company is qualified by the Exchange. As part of the listing process, the Company shall cancel all of its series AA Preferred stock, have all of its series DD preferred stock converted into common stock and then have all of its Series CC Preferred Stock converted into common stock in that order.

The foregoing description of the Agreement, the Note and the Warrant do not purport to be complete and are qualified in their entirety by reference to full text of the Agreement, the Note and the Warrant, the forms of which are filed as Exhibits 10.15, 4.6 and 4.7, respectively, to this Annual Report on Form 10-K.

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our current director and executive officer and his age are listed below.

Name	Current Age	Position
David Christensen	59	President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer), Secretary and Director

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

Involvement in Certain Legal Proceedings.

During the past 10 years, none of our current directors, nominees for directors or current executive officers have been involved in any legal proceeding identified in Item 401(f) of Regulation S-K, including:

1.	Any petition under the Federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he or she was a general partner at or within two years before the time of such filing, or any corporation or business association of which he or she was an executive officer at or within two years before the time of such filing;

2.	Any conviction in a criminal proceeding or being named a subject of a pending criminal proceeding (excluding traffic violations and other minor offenses).

3.	Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from, or otherwise limiting, the following activities:

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

ii. Engaging in any type of business practice; or

iii. Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws.

4.	Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any type of business regulated by the Commodity Futures Trading Commission, securities, investment, insurance or banking activities, or to be associated with persons engaged in any such activity;

5.	Being found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated.

6.	Being found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

7.	Being subject to, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

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

Section 16(a) Beneficial Ownership Reporting Compliance

As December 31, 2024, based on a review solely of the filings made under Section 16 of the Exchange Act, all reports were timely filed.

ITEM 11.	EXECUTIVE COMPENSATION.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2024, and 2023.

EXECUTIVE OFFICER COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

David Christensen	2024	90,000		-					90,000
President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer), Secretary And Director	2023	90,000		-					90,000

Outstanding Equity Awards at the End of the Fiscal Year

We do not have any equity compensation plans and therefore no equity awards are outstanding as of December 31, 2024.

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

Employment Agreements

On August 18, 2021, the Company entered into a three-year Consulting Agreement with ETC (Enterprise Technology Consulting) owned by David Christensen. Consultant shall be compensated monthly based on annual rate of $90,000. Additionally, the agreement with ETC includes an issuance of 896 shares of Series DD Preferred Stock of the Company. The amount of 448 shares is issued on August 18, 2021, and the remaining 448 was issued on February 18, 2022.

As the Consulting Agreement has expired, the Company plans to continue with the compensation to ETC based on the annual rate of $90,000. We intend to sign a new consulting agreement with ETC in 2025.

Board of Directors

Our directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified. Our officers are elected by and serve at the discretion of the board of directors.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2024, we did not have any securities authorized for issuance under any equity compensation plans.

Compensation of Directors

No director received compensation for his services during the year ended December 31, 2024.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the number of shares of common stock owned of record and beneficially by our executive officers, directors and persons who hold 5% or more of the outstanding shares of voting stock of the Company.

The amounts and percentages of our common stock beneficially owned are reported on the basis of SEC rules governing the determination of beneficial ownership of securities. Under the SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days through the exercise of any stock option, warrant or other right. Under these rules, more than one person may be deemed a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. Unless otherwise indicated, each of the shareholders named in the table below, or his or her family members, has sole voting and investment power with respect to such shares of our common stock. Except as otherwise indicated, the address of each of the shareholders listed below is c/o Regenerative Medical Technology Group Inc., 433 Plaza Real Suite 275 Boca Raton, Florida 33432.

Applicable percentage ownership is based on 12,538,968 shares of Common Stock outstanding as of March 31, 2025. In addition, as of March 31, 2025, there were 1,050,000 shares of Series AA Preferred Stock outstanding.

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

The Company’s corporate registered office is 433 Plaza Real Suite, 275, Boca Raton, Florida 33432. The online virtual office lease is for a month-to-month term at $89.00 per month. The Company has no physical office leases that required implementation of ASU 842 in the year ended December 31, 2024, and 2023 to assets and liabilities.

Benito Novas’ brother, sister and nephew provide marketing/administrative and training/R&D services to Global Stem Cells Group and were paid $266,857 in the aggregate as consultants during the year ended December 31, 2024, and $233,893 in the aggregate for the year ended December 31, 2023.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Victor Mokuolu, CPA PLLC served as our independent registered public accountants for the year ended December 31, 2024, and for the year ended December 31, 2023.

Audit Fees

For the Company’s fiscal years ended December 31, 2024, and 2023, we were billed approximately $88,440 and $200,640, respectively, for professional services rendered by our independent auditors for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services rendered by our independent auditors for the years ended December 31, 2024, and 2023, respectively.

Tax Fees

For the Company’s fiscal years ended December 31, 2024, and 2023, there were no fees for professional services rendered by our independent auditors for tax compliance, tax advice, and tax planning.

All Other Fees

For the Company’s fiscal years ended December 31, 2024, and 2023, we were no billed any other fees by our auditors.

ITEM 15.	EXHIBITS FINANCIAL STATEMENT SCHEDULES.

We have filed the exhibits listed on the accompanying Exhibit Index of this registration statement and below in this Item 15:

		Incorporated by
		Reference		Filed or Furnished
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

2.1	Plan of Merger	10-12G	2.1	12/12/2018

3.1	Articles of Incorporation, as Amended	10-12G	3.1	12/12/2018

3.2	Series AA Certificate of Designation	10-12G	3.2	12/12/2018

3.3	Series BB Certificate of Designation	10-12G	3.3	12/12/2018

3.4	Amendment to Certificate of Designation of Series AA Preferred Stock	8-K	3.1	11/29/2019

3.5	Certificate of Designation of Series CC Preferred Stock	8-K	3.2	11/29/2019

3.6	Certificate of Designation of Series DD Preferred Stock	8-K	3.3	11/29/2019

3.7	Amendment to Certificate of Designation of Series AA Preferred Stock	8-K	3.1	6/24/2021

3.8	Withdrawal of Certificate of Designation for Series BB Preferred Stock	10-K	3.8	4/15/2024

3.9	Withdrawal of Certificate of Designation for Series CC Preferred Stock	10-K	3.9	4/15/2024

3.10	Certificate of Designation for Series CC Preferred Stock dated April 10, 2025				X

3.11	Amended and Restated Bylaws	8-K	3.4	11/29/2019

4.1	Promissory Note, dated December 9, 2020 to JCC Trading, LLC	10-K	4.2	4/14/2023

4.2	Promissory Note, dated January 6, 2021 to JCC Trading, LLC	10-K	4.3	4/14/2023

4.3	Senior Secured Promissory Note dated June 22, 2021 with Growth Ventures	10-K	4.4	4/14/2023

4.4	Promissory Note dated September 20, 2021 with Growth Ventures	10-K	4.5	4/14/2023

4.5	Description of Securities Registered				X

4.6	Secured Promissory Note, dated April 10, 2025				X

4.7	Warrant to Purchase Stock, dated April 10, 2025				X

10.1	Binding Letter of Intent	8-K	10.1	07/15/2019

10.2	Exchange Agreement of Series BB Convertible Stock	8-K	10.1	11/29/2019

10.3	Repurchase Agreement	8-K	10.1	11/29/2019

10.4	Stock Purchase Agreement	8-K	10.2	6/24/2021

10.5	Consulting Agreement	8-K	10.1	8/19/2021

10.6	Debt Restructure Agreement, dated December 7, 2020 with JCC Trading, LLC	10-K	10.5	4/14/2023

10.7	Debt Restructure Agreement, dated December 7, 2020 with Eagle Equities, LLC	10-K	10.6	4/14/2023

10.8	Debt Restructure Agreement, dated December 7, 2020 with Union Capital, LLC	10-K	10.7	4/14/2023

10.9	Loan Agreement dated December 9, 2020 with JCC Trading, LLC	10-K	10.8	4/14/2023

10.10	Loan Agreement dated December 30, 2021 with JCC Trading, LLC	10-K	10.9	4/14/2023

10.11	Loan Agreement dated December 30, 2021 with JCC Trading, LLC	10-K	10.10	4/14/2023

10.12	Equity Financing Agreement, dated December 8, 2023	8-K	10.1	12/13/23

10.13	Registration Rights Agreement, dated December 8, 2023	8-K	10.2	12/13/23

10.14	Placement Agent Agreement with Icon, dated December 8, 2023	8-K	10.3	12/13/23

10.15	Secured Loan Agreement, dated April 10, 2025				X

21.1	List of Subsidiaries	10-12G	21.1	12/12/2018

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350.				X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document.				X

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.				X

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.				X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

ITEM 16.	10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated April 15, 2025	REGERATIVE MEDICAL TECHNOLOGY GROUP

	By:	/s/ David Christensen
David Christensen
President, Chief Executive Officer, Chief Financial Officer, Secretary and Director

In accordance with the requirements of the Securities Act of 1934, this Annual Report was signed by the following person in the capacities and on the date stated:

Name	Title	Date

/s/ David Christensen	President, Chief Executive Officer, Chief	April 15, 2025
David Christensen	Financial Officer, Secretary and Director

ITEM 15.  FINANCIAL STATEMENTS

Regenerative Medical Technology Group Inc.

(formerly known as Meso Numismatics, Inc.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Regenerative Medical Technology Group Inc. (formerly known as Meso Numismatic, Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Regenerative Medical Technology Group Inc. (formerly known as Meso Numismatic, Inc.) (the “Company”) as of December 31, 2024, and December 31, 2023, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and December 31, 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s ability to continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit of $67,553,102 and a working capital deficit of $27,718,162 as of December 31, 2024. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

A critical audit matter is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the Company’s governance and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Victor Mokuolu, CPA PLLC

We have served as the Company’s auditor since 2023.

Houston, Texas

April 15, 2025 PCAOB ID: 6771

Regenerative Medical Technology Group Inc.

(formerly known as Meso Numismatics, Inc.)

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2024	2023
ASSETS

Current assets
Cash and cash equivalents	$1,165,820	$530,540
Accounts receivable	22,605	23,956
Inventory	10,115	-
Prepaid expenses	49,685	20,500
Total current assets	1,248,225	574,996
Property and equipment, net	451,703	359,303
Other assets	7,264	5,568
Intangible assets, net	159,004	256,544
Right of use asset, net	275,256	2,714
Goodwill	1,679,978	1,679,978
Total assets	$3,821,429	$2,879,103

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$1,271,622	$421,334
Accrued interest	9,796,982	6,597,422
Customer advances	55,684	2,000
Derivative liability	4,689	2,146
Lease liability	63,540	2,714
Convertible notes payable, net	43,138	-
Notes payable-related parties	7,800	-
Notes payable, net	17,722,932	15,223,519
Total current liabilities	28,966,386	22,249,135

Long term liabilities
Lease liability, net of current portion	211,716
Convertible notes payable, net of current portion	-	35,023
Notes payable-related parties	-	7,800
Notes payable, net of current portion	1,999,999	2,382,648
Total liabilities	$31,178,101	$24,674,605
Commitments and contingencies	-	-

Stockholders' deficit
Preferred stock, $0.001 par value: 1,050,000 shares authorized as Series AA: 1,050,000 issued and outstanding for the years ended December 31, 2024 and 2023, respectively	1,050	1,050
Preferred stock, $0.001 par value; 10,000 shares authorized as Series DD: 9,870 issued and outstanding for the years ended December 31, 2024, and December 31, 2023, respectively	10	10
Common stock, $0.001 par value: 100,000,000 shares authorized: 12,538,968 and 12,493,938 issued and outstanding for the years ended December 31, 2024, and December 31, 2023, respectively	12,539	12,494
Additional paid in capital	40,182,830	40,181,074
Accumulated deficit	(67,553,102)	(61,990,131)
Total stockholders' deficit	(27,356,673)	(21,795,503)
Total liabilities and stockholders' deficit	$3,821,429	$2,879,103

The accompanying notes are an integral part of these audited consolidated financial statements.

Regenerative Medical Technology Group Inc.

(formerly known as Meso Numismatics, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2024	2023
Revenue	$4,107,494	$2,409,953
Cost of revenue	1,284,375	734,285
Gross profit	2,823,119	1,675,668

Operating expenses
Advertising and marketing	456,431	476,989
Professional fees	1,124,439	752,277
Officer compensation	90,000	90,000
Depreciation and amortization expense	220,559	310,102
Investor relations	52,193	9,000
General and administrative	798,316	752,527
Total operating expenses	2,741,938	2,390,894
Net income (loss) from operations	81,181	(715,226)

Other income (expense)
Interest expense	(5,641,609)	(6,491,538)
Gain (loss) on derivative financial instruments	(2,543)	4,798
Other income	-	2,463
Gain on extinguishment of debt	-	1,511,297
Impairment of goodwill	-	(4,125,460)
Total other income (expense)	(5,644,152)	(9,098,440)
Net loss	$(5,562,971)	$(9,813,666)

Basic and diluted earnings (loss)per share from:
Net loss per common share, basic and diluted	$(0.44)	(0.79)

Weighted average number of common shares outstanding, basic and diluted	12,531,586	12,447,089

The accompanying notes are an integral part of these audited consolidated financial statements.

Regenerative Medical Technology Group Inc.

(formerly known as Meso Numismatics, Inc.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Year Ended December 31, 2024

	Series AA Preferred Stock		Series DD Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2023	1,050,000	$1,050	9,870	$10	12,493,938	$12,494	$40,181,074	$(61,990,131)	$(21,795,503)
Issuance of common stock for conversion of note	-	-	-	-	45,030	45	1,756	-	1,801
Net loss	-	-	-		-	-	-	(5,562,971)	(5,562,971)
Balance, December 31, 2024	1,050,000	$1,050	9,870	$10	12,538,968	$12,539	$40,182,830	$(67,553,101)	$(27,356,673)

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

The accompanying notes are an integral part of these audited consolidated financial statements

Regenerative Medical Technology Group Inc.

(formerly known as Meso Numismatics, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,562,971)	$(9,813,666)
Non-cash adjustments to reconcile net loss to net cash:
Amortization of debt discount	2,126,680	3,059,914
Depreciation and amortization expense	220,559	310,102
Gain (loss) from changes in derivative liability fair values	2,543	(4,798)
Common shares issued for services	-	455
Gain on settlement of debt	-	(2,463)
Gain on extinguishment of debt	-	(1,511,297)
Impairment of goodwill	-	4,125,460
Changes in operating assets and liabilities:
Accounts receivable	1,351	25,810
Prepaid expenses	(29,185)	(20,500)
Inventory	(10,115)	-
Other asset	(1,696)	-
Accounts payable and accrued liabilities	4,103,532	3,411,783
CASH PROVIDED (USED) BY OPERATING ACTIVITIES	850,699	(419,199)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(215,419)	(385,596)
CASH USED BY INVESTING ACTIVITIES	(215,419)	(385,596)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payment on debt	-	(9,850)
Consideration paid to note holder	-	(300,000)
CASH USED BY FINANCING ACTIVITIES	-	(309,850)
Net increase (decrease) in cash	635,280	(1,114,645)
Cash, beginning of year	530,540	1,645,185

Cash, end of year	$1,165,820	$530,540

Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$446

NON-CASH FINANCING ACTIVITIES:
Common stock issued for conversion of note	$1,801	$-

The accompanying notes are an integral part of these audited consolidated financial statements.

Regenerative Medical Technology Group Inc.

(formerly known as Meso Numismatics, Inc.)

NOTES TO CONSOLDIATED FINANCIAL STATEMENTS

December 31, 2024

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

On October 28, 2022, the Company entered into an Agreement of Conveyance, Transfer and Assignment of Subsidiary with the Company’s prior officer and director, Mr. Melvin Pereira, pursuant to which the Company agreed to sell Mr. Pereira 100% of the Company’s interest in Meso.  In exchange, Mr. Pereira has agreed to assume all of the liabilities of Meso, provide whatever financial and other materials needed by the Company to prepare and complete our financial statements for reporting purposes, and not to disparage our company. The Company reclassified $68,313 of liabilities outstanding resulting in a gain on discontinued operations at December 31, 2022.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Global Stem Cells Group Inc. (since August 18, 2021) and Cellular Hope Institute, wholly-owned subsidiary of Global Stem Cells Group Inc. All significant intercompany transactions have been eliminated in consolidation.

Use of Estimates in Financial Statement Presentation

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant estimates included in these financial statements are associated with accounting for the goodwill, derivative liability, valuation of preferred stock, and the valuation of assets and liabilities in business combination.

Reclassifications

Certain amounts for the prior year have been revised or reclassified to conform to the current year presentation. No change in net loss resulted from these reclassifications.

Cash and Cash Equivalents

The Company considers all highly liquid accounts with original maturities of three months or less to be cash equivalents. At December 31, 2024, and December 31, 2023, all of the Company’s cash was deposited in major banking institutions. There were no cash equivalents as of December 31, 2024, and December 31, 2023. Our cash balances at financial institutions may exceed the Federal Deposit Insurance Company’s (FDIC) insured limit of $250,000 from time to time.

Accounts Receivable

Accounts receivables are recorded at original invoice amount less an allowance for uncollectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on collectability of accounts receivable and prior bad debt experience. Accounts receivable balances are written off against the allowance upon management’s determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Management believes that credit risks on accounts receivable will not be material to the financial position of the Company or results of operations. The allowance for doubtful accounts was $0 and $0 as of December 31, 2024, and December 31, 2023, respectively.

Intangible Assets

Intangible assets with finite lives are amortized over their estimated useful lives. Intangible assets with indefinite lives are not amortized but are tested for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment was recognized for the years ended December 31, 2024, and the year ended December 31, 2023.

Lease Accounting

The Company leases office space and clinical space under a lease arrangement. These properties are generally leased under non-cancellable agreements that contain lease terms in excess of twelve months on the date of entry as well as renewal options for additional periods. The agreements, which have been classified as operating leases, generally provide for base minimum rental payment, as well as non-lease components including insurance, taxes, maintenance, and other common area costs.

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

The accounting for uncertainty in income taxes recognized in an enterprise’s financial statements uses the threshold of more-likely-than-not to be sustained upon examination for inclusion or exclusion. Measurement of tax uncertainty occurs if the recognition threshold has been met.

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

Diluted net loss per share is calculated by including any potentially dilutive share issuances in the denominator. The following securities are excluded from the calculation of weighted average diluted shares on December 31, 2024, and December 31, 2023, respectively, because their inclusion would have been anti-dilutive.

	For the Years Ended December 31,
	2024	2023
Convertible notes outstanding	180,346	293,973
Convertible preferred stock outstanding	39,231,798	39,090,908
Shares underlying warrants outstanding	70,000,000	87,500,000
	109,412,144	126,884,881

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

At December 31, 2024, and December 31, 2023, the carrying amounts of the Company’s financial instruments, including cash, account payables, and accrued expenses, approximate their respective fair value due to the short-term nature of these instruments.

At December 31, 2024, and December 31, 2023, the Company does not have any assets or liabilities except for derivative liabilities related to convertible notes payable required to be measured at fair value in accordance with FASB ASC Topic 820, Fair Value Measurement.

The following presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value as of December 31, 2024, and December 31, 2023:

	Level 1	Level 2	Level 3	Total
December 31, 2024
Derivative liability			4,689	4,689
Total	$-	$-	$4,689	$4,689

December 31, 2023
Derivative liability			2,146	2,146
Total	$-	$-	$2,146	$2,146

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

New Accounting Pronouncements

Recently adopted accounting pronouncements require public companies to disclose the impact of new standards on their financial statements, including details about the standard, the adoption date, method of adoption, and expected effects. These disclosures help investors understand how changes in accounting principles will affect a company's financial performance and position.

Recently Adopted Accounting Pronouncements. In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). The amendments in this update expand segment disclosure requirements, including new segment disclosure requirements for entities with a single reportable segment among other disclosure requirements. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of this standard is on a modified retrospective basis and had no impact on the Company’s financial position, results of operations, cash flows or net income per share. As of 2024 and 2023 the Company had one reporting segment, all revenue is reported under this segment Global Stem Cells Group.

Other accounting standards and amendments to existing accounting standards that have been issued and have future effective dates are not applicable or are not expected to have a significant impact on the Company’s consolidated financial statements.

Going Concern

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, resulting in an accumulated deficit of $67,553,102 and a working capital deficit of $27,718,162 as of December 31, 2024, and future losses are anticipated. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – REVENUE RECOGNITION

In accordance with FASB ASC 606, Revenue from Contracts with Customers, we determine revenue recognition through the following steps:

(1)	Identify the contract with a customer

(2)	Identify the performance obligations in the contract

(3)	Determine the transaction price

(4)	Allocate the transaction price to each performance obligation in the contract

(5)	Recognize revenue when each performance obligation is satisfied

The Company’s main source of revenue is comprised of the following:

●	Training-GSCG offers a Stem Cell & Exosomes Certification Program where physicians attending these training sessions will take advantage of a full review of stem cell biology, characterization and regenerative properties of cells and cell products, cytokines and growth factors and how they can be applied in a clinic setting. The physicians will pay for the training sessions upfront and receive all the material and certificate upon completion of seminar. Completion of the seminar is when control is transferred and when revenue is recognized.

●	Products-Physicians can order products through GSCG, which includes EC Certificate from Institute for Testing and Certificating, Inc. Products are paid for upfront and shipped from GSCG directly to physicians or picked up physicians at seminars or training events. Transfer of control is when the product is shipped or picked up at seminars or training events, which is when revenue is recognized.

●	Equipment- Physicians can order equipment through GSCG, which includes a warranty from manufacture of equipment. Equipment is paid for upfront and shipped from manufacture directly to physicians or shipped from GSCG to physicians. Transfer of control is when the equipment is shipped, which is when revenue is recognized.

●	Patient Procedures - Patient procedures are the treatments GSCG is offering at its Cancun clinic. Once the patient agrees with the treatment plan and estimate, the procedure is scheduled with a deposit. The procedure can be cancelled up to 21 days from scheduled treatment date with a 50% refund of deposit, which is when deposit is recognized as revenue. The transfer of control is when the procedures are completed, which is when revenue is recognized.

The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product to a customer or as services are performed. Revenue is measured based on the consideration the Company receives in exchange for those products

The following table presents the Company’s revenue by product category for the years ended December 31, 2024, and 2023:

	For the Years Ended December 31,
	2024	2023
Training	$809,654	$599,425
Product supplies	1,748,960	1,329,159
Equipment	177,225	162,370
Patient procedures	1,371,655	318,999
Total revenue	$4,107,494	$2,409,953

Listed below are the revenues, cost of revenues, gross profits, assets and net loss by Company:

	For the Year Ended
	December 31, 2024
	Global Stem	Meso
	Cells Group	Numismatics	Total
Revenue	$4,107,494	$-	$4,107,494
Cost of revenue	1,284,375	-	1,284,375
Gross profit	$2,823,119	$-	$2,823,119
Gross Profit %	68.73%	0.00%	68.73%

Assets	$1,951,853	$1,869,576	$3,821,429
Net income (loss)	$303,730	$(5,866,701)	$(5,562,971)

NOTE 4 – NOTES PAYABLE

Convertible Notes Payable

On November 25, 2019, the Company, pursuant to the certificate of designation of the Series BB Preferred Stock, elected to exchange the preferred shares for other indebtedness calculated at a price per share equal to $1.20. Upon the Company’s mailing of the Exchange Agreement, the shareholder had the option within 30 days of such mailing date and subject to the execution of this Agreement to receive the Indebtedness in the form of a convertible note. If the shareholder does not give the Company notice, the indebtedness shall automatically be issued in the form of a promissory note. The convertible note agreements bear no interest and have a four (4) year maturity date. The notes may be repaid in whole or in part at any time prior to maturity. There are no shares of common stock issuable upon the execution of the promissory notes. The notes are convertible, at the investors’ sole discretion, into shares of common stock at conversion price equal to the lowest bid price of the Common Stock as reported on the National Quotations Bureau OTC Markets exchange for the three prior trading days including the day upon which a Notice of Conversion is received by the Company. As of December 31, 2019, 81,043 Preferred Series BB shares were exchanged for an aggregate of $97,252 convertible notes. During the periods ending December 31, 2024, and December 31, 2023, the Company made payments of $0 and $9,850, respectively, on the outstanding convertible notes.

The balance of the convertible notes as of December 31, 2024, and December 31, 2023, is as follows:

	December 31,	December 31,
	2024	2023
Convertible notes payable	$43,138	$44,939
Less: Discount	-	9,916
Convertible notes payable, net	$43,138	$35,023

During the periods ending December 31, 2024, and December 31, 2023, the Company incurred $9,916 and $9,850, respectively, of debt discount amortization expense and made payments of $0 and $9,850, respectively, on the outstanding convertible notes. As of December 31, 2024, and December 31, 2023, the Company had no accrued interest on convertible notes.

Promissory Notes Payable

During 2015, the Company entered into line of credit with Digital Arts Media Network treated as a promissory note. The promissory note bear interest at ten (10%) and have a one (1) year maturity date. The notes may be repaid in whole or in part at any time prior to maturity. There are no shares of common stock issuable upon the execution of the promissory notes. As of December 31, 2024, and December 31, 2023, the principal balance of the outstanding loan was $130,025 and $130,025, respectively, and accrued interest of $118,639 and $105,602, respectively.

On November 25, 2019, the Company, pursuant to the certificate of designation of the Series BB Preferred Stock, elected to exchange the preferred shares for other indebtedness calculated at a price per share equal to $1.20. Upon the Company’s mailing of the Exchange Agreement, the shareholder had the option, within 30 days of such mailing date to receive the indebtedness in the form of a convertible note. If the shareholder did not give the Company notice, the indebtedness shall automatically be issued in the form of a promissory note without any conversion feature. The promissory notes bear no interest and have a four (4) year maturity date with a 20% premium to be paid upon maturity. The notes may be repaid in whole or in part at any time prior to maturity. As of December 31, 2019, 276,723 Preferred Series BB shares were exchanged for an aggregate of $332,068 promissory notes. As of December 31, 2024, and December 31, 2023, the aggregate loan balances outstanding were $398,482 and $398,482, respectively, and unamortized discounts of $0 and $8,033, respectively. This loan is currently in default.

On December 3, 2019, Melvin Pereira, the prior CEO, converted 18,500 shares of the 25,000 shares of Series BB preferred stock to acquire one hundred (100%) percent of Meso’s common stock into 250,999 shares of the Company’s common stock and elected to exchange the remaining 6,500 shares of Series BB preferred stock for a promissory note of $7,800, which is shown as a related party note payable on the balance sheet on December 31, 2024 and December 31, 2023. This loan is currently in default.

At December 7, 2020, the Company exchanged $5,379,624 of principal, default penalty and accrued but unpaid interest on convertible notes for $5,379,624 promissory notes and cashless warrants to purchase 15,000,000 shares of our common stock with three separate lenders. The new notes have a maturity date of November 23, 2023, and an aggregate principal amount of $5,379,624 shall bear interest at a fifteen (15%) percentage compounded annual interest rate and, as an incentive; we have issued cashless warrants to purchase 15,000,000 shares of our common stock at an exercise price of $0.03 per share in connection with the restructuring. The Company recorded the fair value of the 15,000,000 warrants issued with debt at approximately $262,376 at December 31, 2020, as a discount. Lender is granted security interest and lien in all rights, title and interest in the assets and property of the as collateral. On November 20, 2023, both the Company and two separate lenders hereby agree to terminate the 2020 Secured Note in the amount of $2,506,827 in exchange for an aggregate consideration of $300,000 and new notes. The 2020 Secured Note shall become null, and void and the Company shall no longer be liable for any amounts related to the 2020 Secured Note. As of December 31, 2024, and December 31, 2023, the aggregate loan balances outstanding were $2,872,797 and $2,872,797, respectively, and unamortized discounts of $0 and $0, respectively. This loan is currently in default.

The new notes have a maturity date of November 20, 2028, an aggregate principal amount of $1,999,999, and bear interest at a six (6%) percentage annual interest rate. In accordance with ASC 470-50-40-10 and ASC 470-50-40-11 guidance the Company has determined that this should be treated as a debt extinguishment. Since the old debt was derecognized and new debt was recorded at fair value a gain was recorded between the net carrying value of the original debt and the fair value of the new debt. The consideration was paid to the existing lender and not a third party therefore the consideration was expensed as an offset to the gain. As of December 31, 2024, and December 31, 2023, the outstanding loan balance was $1,999,999 and $1,999,999, respectively.

On December 9, 2020, the Company entered into a Promissory Debentures with a lender in the amount of $110,000 which bear compounded annual interest at fifteen (15%) percent and have a two (2) year maturity date and cashless warrants to purchase 1,000,000 shares of our common stock. The notes may be repaid in whole or in part at any time prior to maturity. The lender had advanced a total of $100,000, net of discount in the amount of $10,000 to the Company. The Company recorded the fair value of the 1,000,000 warrants issued with debt at approximately $17,491 at December 31, 2020, as a discount.  As of December 31, 2024, and December 31, 2023, the outstanding loan balance was $110,000 and $110,000, respectively, and unamortized discounts of $0 and $0, respectively. This loan is currently in default.

On January 6, 2021, the Company entered into a Promissory Debentures with a lender in the amount of $1,000,000 which bear interest at fifteen (15%) percent and have a one (1) year maturity date and cashless warrants to purchase 10,000,000 shares of our common stock, at exercise prices of $0.03 per share. The notes may be repaid in whole or in part at any time prior to maturity. The lender had advanced a total of $900,000, net of discount in the amount of $100,000 to the Company. The Company recorded the fair value of the 10,000,000 warrants issued with debt at approximately $237,811 at the date of issuance as a discount. As of December 31, 2024, and December 31, 2023, the outstanding loan balance was $1,000,000 and $1,000,000, respectively, and unamortized discount of $0.00 and $0.00, respectively. This loan is currently in default.

On June 22, 2021, the Company entered into a Promissory Debentures with a lender in the amount of $11,600,000 which bears interest at twelve (12%) percent and have a three (3) year maturity date and cashless warrants to purchase 70,000,000 shares of our common stock, at exercise prices of $0.10 per share. The notes may be repaid in whole or in part at any time prior to maturity. The lender had advanced a total of $10,500,000, net discount in the amount of $1,100,000 to the Company. The Company recorded the fair value of the 70,000,000 warrants issued with debt at approximately $5,465,726 at the date the warrants were issued as a discount. Lender is granted senior security interest and lien in all rights, title and interest in the assets and property of the Company as collateral. As of December 31, 2024, and December 31, 2023, the outstanding loan balance was $11,600,000 and $11,600,000, respectively, and unamortized discounts of $0 and $1,927,351, respectively. This loan is currently in default.

On August 18, 2021, through a Stock Purchase Agreement in which 100% of the outstanding shares of Global Stem Cell Group, Inc. the Company acquired a 2018 Jaguar F-Pace which was acquired from Benito Novas for $45,000 on January 8, 2019, and assumed the related auto loan, with an original loan amount of $20,991 at 8.99% interest for 48 months and monthly payments of $504.94. As of December 31, 2024, and December 31, 2023, the principal balance of the outstanding auto loan was $0.00 and $0.00, respectively.

On August 18, 2021, through a Stock Purchase Agreement in which 100% of the outstanding shares of Global Stem Cell Group, Inc. the Company assumed the November 17, 2020, agreement with an Investor for proceeds in the amount of $400,000 treated as a promissory. In exchange for the gross proceeds, the Investor shall receive the right to a perpetual 7.75% (payment percentage) of the revenues of Global Stem Cell Group. The payments of the payment percentage shall be calculated by multiplying the gross quarterly revenues appearing in the financial statements by the payment percentage and treated as accrued interest. Payments shall be made ninety (90) days from the end of each respective fiscal quarter with the first payment to be made on the quarter ending December 31, 2020. Payments may be accrued and deferred if payment would deplete cash, cash equivalent and/or short-term investment balances on each respective fiscal quarter by more than twenty (20%) percent. As of December 31, 2024, and December 31, 2023, the principal balance of the outstanding loan was $400,000 and $400,000, respectively, and accrued interest totals $707,919 and $392,551, respectively. This debt instrument is currently in default due to the non-payment of interest.

On September 20, 2021, the Company entered into a Promissory Debentures with a lender in the amount of $1,100,000 which bear interest at twelve (12%) percent and have a three (3) year maturity date and cashless warrants to purchase 7,500,000 shares of our common stock, at exercise prices of $0.085 per share. The notes may be repaid in whole or in part at any time prior to maturity. The lender had advanced a total of $1,000,000, net of discount in the amount of $100,000 to the Company. The Company recorded the fair value of the 7,500,000 warrants issued with debt at approximately $360,607 at the time of issuance as a discount. As of December 31, 2024, and December 31, 2023, the outstanding loan balance was $1,100,000 and $1,100,000, respectively, and unamortized discount of $0 and $181,381, respectively. This loan is currently in default.

On December 30, 2021, the parties wished to modify the terms of the Promissory Debentures dated July 13, 2020, in the amount of $6,000 and accrued interest in the amount of $1,578 by issuing a new promissory note and extend the date of maturity. In consideration for the new terms, the Promissory Debenture dated December 30, 2021, shall include a five (5%) percent premium for a total of $7,958 which bear interest at twelve (12%) percent and have a seventeen (17) months maturity date. The notes may be repaid in whole or in part at any time prior to maturity. As of December 31, 2024, and December 31, 2023, the outstanding loan balance was $7,958 and $7,958, respectively, and unamortized discount of $0.00 and $0.00, respectively. This loan is currently in default.

On December 30, 2021, the parties wished to modify the terms of the Promissory Debentures dated July 15, 2020, in the amount of $84,000 and accrued interest in the amount of $22,162 by issuing a new promissory note and extend the date of maturity. In consideration for the new terms, the Promissory Debenture dated December 30, 2021, shall include a five (5%) percent premium for a total of $111,470 which bear interest at twelve (12%) percent and have a seventeen (17) months maturity date. The notes may be repaid in whole or in part at any time prior to maturity. As of December 31, 2024, and December 31, 2023, the outstanding loan balance was $111,470 and $111,470, respectively, and unamortized discounts of $0.00 and $0.00, respectively. This loan is currently in default.

On November 20, 2023, both the Company and two separate lenders hereby agree to terminate the 2020 Secured Note in the amount of $2,506,827 in exchange for an aggregate consideration of $300,000 and new notes. The new notes have a maturity date of November 20, 2028, and an aggregate principal amount of $1,999,999 shall bear interest at a six (6%) percentage annual interest rate. In accordance with ASC 470-50-40-10 and ASC 470-50-40-11 guidance the Company has determined that this should be treated as a debt extinguishment. Since the old debt was derecognized and new debt was recorded at fair value a gain was recorded between the net carrying value of the original debt and the fair value of the new debt. The consideration was paid to the existing lender and not a third party therefore the consideration was expensed as an offset to the gain.

The balance of the promissory as of December 31, 2024, and December 31, 2023, is as follows:

	December 31,	December 31,
	2024	2023
Promissory notes payable	$19,730,731	$19,730,731
Less: Discount	-	2,100,966
Less: Deferred finance costs	-	15,798
Promissory notes payable, net	$19,730,731	$17,613,966

During the periods ending December 31, 2024, and December 31, 2023, the Company made $0 and $300,000 payments, respectively, on the outstanding promissory notes, and recorded $3,514,928 and $3,244,361, respectively, of interest expense and $2,116,765 and $3,049,999, respectively, of debt discount expense and recorded $1,511,297 gain on extinguishment of debt. As of December 31, 2024, and December 31, 2023, the Company had approximately $9,796,982 and $6,597,422, respectively, of accrued interest. As of December 31, 2024, and December 31, 2023, the principal balance of outstanding promissory notes payable was $19,730,731 and $19,730,731, respectively.

Derivatives Liabilities

The Company determined that the convertible notes outstanding as of December 31, 2024, contained an embedded derivative instrument as the conversion price was based on a variable that was not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40.

The Company determined the fair values of the embedded convertible notes derivatives and tainted convertible notes using the lattice valuation model with the following assumptions:

December 31,
2024
Common stock issuable	180,346
Market value of common stock on measurement date	$0.026
Adjusted exercise price	$0.06
Risk free interest rate	4.26%
Instrument lives in years	0.25 Year
Expected volatility	7.80%
Expected dividend yields	None

On December 7, 2020, the Company exchanged $5,379,624 of principal, default penalty and accrued but unpaid interest on convertible notes for $5,379,624 promissory notes and cashless warrants to purchase 15,000,000 shares of our common stock which eliminated the derivative liability associated with this debt.

The balance of the fair value of the derivative liability as of December 31, 2024, and December 31, 2023, is as follows:

Balance at December 31, 2022	$6,944
Additions	-
Fair value loss	(3,450)
Conversions	(1,348
Balance at December 31, 2023	2,146
Additions	-
Fair value gain	2,543
Conversions	-
Balance at December 31, 2024	$4,689

NOTE 5 – STOCKHOLDERS’ EQUITY

Our authorized capital stock consists of 100,000,000 shares of common stock, with a par value of $0.001 per share, and 11,000,000 shares of preferred stock, with a par value of $0.001 per share. As of December 31, 2024, there were 12,538,968 shares of our common stock issued and outstanding, and 1,059,870 shares of our preferred stock issued and outstanding. Our shares of common stock are held by 143 stockholders of record and the preferred stock is held by 3 stockholders of record.

Common Shares

Our common stock is entitled to one vote per share on all matters submitted to a vote of the stockholders, including the election of directors. The holders of our common stock possess all voting power. Generally, all matters to be voted on by stockholders must be approved by a majority (or, in the case of election of directors, by a plurality) of the votes entitled to be cast by all shares of our common stock that are present in person or represented by proxy, subject to any voting rights granted to holders of any preferred stock. Holders of our common stock representing a majority of our capital stock issued, outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of our stockholders. A vote by the holders of a majority of our outstanding shares is required to effectuate certain fundamental corporate changes such as liquidation, merger or an amendment to our Articles of Incorporation. Our Articles of Incorporation do not provide for cumulative voting in the election of directors.

 2024 Transactions

On February 29, 2024, the Company issued 45,030 shares of common stock for conversion of convertible notes, in the amount of $1,801.

2023 Transactions

On December 8, 2023, the Company issued 50,000 shares of common stock for commitment shares as part of an Equity Financing Agreement, which was valued in the amount of $455.

As of December 31, 2024, and December 31, 2023, the Company has 12,538,968 and 12,493,938 common shares issued and outstanding, respectively.

Warrants

During the year ended December 31, 2020, the Company issued warrants to purchase 16,000,000 shares of common stock, at exercise prices of $0.03 per share. These warrants expire three years from issuance date. The Company recorded the fair value of the 16,000,000 warrants issued with debt at approximately $279,867 at December 31, 2020, as a discount. The warrants expired on December 9, 2023.

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

The following table summarizes the Company’s warrant transactions during the year ended December 31, 2024, and year ended December 2023:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at year ended December 31, 2022	103,500,000	$0.082
Granted	-	-
Exercised	-	-
Expired	(16,000,000)	-0.03
Outstanding at year ended December 31, 2023	87,500,000	$0.091
Granted	-	-
Exercised	-	-
Expired	(17,500,000)	-0.055
Outstanding at year ended December 31, 2024	70,000,000	$0.100

Preferred Stock

Our board of directors may authorize preferred shares of stock and to divide the authorized shares of our preferred stock into one or more series, each of which must be so designated as to distinguish the shares of each series of preferred stock from the shares of all other series and classes. Our board of directors is authorized, within any limitations prescribed by law and our articles of incorporation, to fix and determine the designations, rights, qualifications, preferences, limitations and terms of the shares of any series of preferred stock including, but not limited to, the following:

1.	The number of shares constituting that series and the distinctive designation of that series, which may be by distinguishing number, letter or title;

2.	The dividend rate on the shares of that series, whether dividends will be cumulative, and if so, from which date(s), and the relative rights of priority, if any, of payment of dividends on shares of that series;

3.	Whether that series will have voting rights, in addition to the voting rights provided by law, and, if so, the terms of such voting rights;

4.	Whether that series will have conversion privileges, and, if so, the terms and conditions of such conversion, including provision for adjustment of the conversion rate in such events as the Board of Directors determines;

5.	Whether or not the shares of that series will be redeemable, and, if so, the terms and conditions of such redemption, including the date or date upon or after which they are redeemable, and the amount per share payable in case of redemption, which amount may vary under different conditions and at different redemption dates;

6.	Whether that series will have a sinking fund for the redemption or purchase of shares of that series, and, if so, the terms and amount of such sinking fund;

7.	The rights of the shares of that series in the event of voluntary or involuntary liquidation, dissolution or winding up of the corporation, and the relative rights of priority, if any, of payment of shares of that series; and

8.	Any other relative rights, preferences and limitations of that series.

Series AA Preferred Stock

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

As of December 31, 2024, and December 31, 2023, the Company has 1,050,000 and 1,050,000 preferred shares of Series AA Preferred Stock issued and outstanding, respectively. During the period of these financial statements, no dividend was declared or paid on the Series AA preferred shares.

Series BB Preferred Stock

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

As of December 31, 2024, and December 31, 2023, the Company had no preferred shares of Series BB Preferred Stock issued and outstanding.

Series CC Preferred Stock

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

Effective on February 1, 2024, due to the fact that no shares of Series CC Preferred Stock were outstanding, the Board of Directors approved, and the Company filed Certificates of Withdrawal of Certificate of Designations relating to such series of preferred stock with the Secretary of State of Nevada and terminated the designation of its Series CC Preferred Stock effective as of the same date.

As of December 31, 2024, and December 31, 2023, the Company had no preferred shares of Series CC Preferred Stock issued and outstanding.

Series DD Preferred Stock

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

As of December 31, 2024, and December 31, 2023, the Company had 9,870 and 9,870 preferred shares of Series DD Convertible Preferred Stock issued and outstanding, respectively. During the period of these financial statements, no dividend was declared or paid on the Series DD preferred shares.

Dividends

We have not paid any cash dividends to our shareholders. The declaration of any future cash dividends is at the discretion of our board of directors and depends upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

NOTE 6 – RELATED PARTY TRANSACTIONS

In consideration of mutual covenants set forth in the Professional Service Consulting Agreement, Dave Christensen, current Director, President, Chief Executive Officer, Chief Financial Officer and Secretary, shall be compensated monthly based on an annual rate of $90,000 starting January 1, 2022. Additionally, the agreement includes an issuance of 896 shares of Series DD Preferred Stock of the Company. The amount of 448 shares were issued on August 18, 2021, and the remaining 448 were issued on February 18, 2022. Amounts paid to Enterprise Technology Consulting, a Company 100% owned by Dave Christensen, CEO, for consulting services during the year ended December 31, 2024, and the year ended December 31, 2023, were $90,000 and $90,000, respectively.

On August 18, 2021, through a Stock Purchase Agreement in which 100% of the outstanding shares of Global Stem Cell Group, Inc. the Company acquired a 2018 Jaguar F-Pace which was acquired from Benito Novas for $45,000 on January 8, 2019, and assumed the related auto loan, with an original loan amount of $20,991 at 8.99% interest for 48 months and monthly payments of $504.94. As of December 31, 2024, and December 31, 2023, the principal balance of the outstanding auto loan was $0.00.

Benito Novas’ brother, sister and nephew provide marketing/administrative and training/R&D services to Global Stem Cells Group and were paid $266,857 in the aggregate as consultants during the year ended December 31, 2024, and $233,893 in the aggregate for the year ended December 31, 2023.

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

During the period ending December 31, 2021, Global Stem Cell Group, Inc. entered into the Cancun lease with HELLIMEX, S.A. DE CV beginning January 16, 2022, and ending on January 15, 2024. The property is located in the Tulum Trade Center, consisting of 1,647 square feet with a monthly rent of $2,714 and security deposit of $5,588.

Due to the expansion of the Cancun Clinic, an additional 1,216 square feet Global Stem Cell Group, Inc. entered into a new Cancun lease with RIVIERA MAYA, S.A. DE C.V beginning January 16, 2024, and ending on January 15, 2026. The property is located in the Tulum Trade Center, consisting of 2,863 square feet with a monthly rent of $6,341 and a security deposit of $11,725.

On December 31, 2024, the company signed a five-year extension commencing on December 31, 2024, and ending on December 31, 2029. The monthly rent and security deposit remained the same.

During the year ended December 31, 2024, and the year ended December 31, 2023, the Company paid $98,551 and $53,451, respectively in rent expense.

NOTE 8 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	December 31, 2024	December 31, 2023
Computer and office equipment (5-year useful life)	$181,552	$166,774
Leasehold improvements (5-year useful life)	701,867	501,226
Less: accumulated depreciation	(431,717)	(308,697)
Total property and equipment, net	$451,703	$359,303

Depreciation expense for the years ended December 31, 2024, and December 31, 2023, was $123,020 and $212,562, respectively.

We evaluate the carrying value of long-lived assets for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Further testing of specific assets or grouping of assets is required when undiscounted future cash flows associated with the assets are less than their carrying amounts. An asset is considered to be impaired when the anticipated undiscounted future cash flows of an asset group are estimated to be less than its carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows. We recorded no impairment of long-lived assets for the year ended December 31, 2024, and the year ended December 31, 2023.

NOTE 9 – INTELLECTUAL PROPERTY

A third-party independent valuation specialist was asked to determine the value of Global Stem Cell Group, Inc., tangible and intangible assets assuming the offering price was at fair value. In order to perform the purchase price allocation, the tangible and intangible assets were valued as of August 18, 2021.

The Fair Value of the intangible assets as of the Valuation Date is reasonably represented as:

	December 31, 2024	December 31, 2023
Tradename - Trademarks	$87,700	$87,700
Intellectual Property / Licenses	363,000	363,000
Customer Base	37,000	37,000
Intangible assets	487,700	487,700
Less: accumulated amortization	(328,696)	(231,156)
Total intangible assets, net	$159,004	$256,544

Amortization is computed on straight-line method based on estimated useful lives of 5 years. During the year ended December 31, 2024, and 2023, the Company recorded amortization expense of the intellectual property of $97,540 and $97,540, respectively.

NOTE 10 – INCOME TAXES

Due to the Company’s net losses, there were no provisions for income taxes for the years ended December 31, 2024, and 2023. The difference between the income tax expense of zero shown in the statement of operations and pre-tax book net loss times the federal statutory rate of 21% is due to the change in the valuation allowance.

The benefit for income taxes differed from the amount computed using the US federal income tax rate of 21% for December 31, 2024, and 2023 were as follows

	2024	2023
Income tax (benefit)	$(1,162,508)	$(2,060,870)
Non-deductible	447,137	1,190,032
Change in valuation allowance	715,371	870,838
Income tax (benefit) per financial statements	$-	$-

Deferred income tax assets as of December 31, 2024, and 2023 were as follows:

	December 31, 2024	December 31, 2023
Deferred Tax Assets:
Net operating losses	$6,008,096	$5,292,725
Less valuation allowance	(6,008,096)	(5,292,725)
Total deferred tax assets	$-	$-

The Company has recorded a full allowance against its deferred tax assets as of December 31, 2024, and 2023 because management determined that it is not more-likely-than not that those assets will be realized. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

For federal income tax purposes, the Company has a net operating loss carry forward of approximately $29,793,509 at December 31, 2024, which expires commencing in 2037.

NOTE 11 – OPERATING LEASES

During the period ending December 31, 2021, Global Stem Cell Group, Inc. entered into the Cancun lease with HELLIMEX, S.A. DE CV. The property is located in the Tulum Trade Center, consisting of 1,647 square feet with a monthly rent of $2,714 and a security deposit of $5,588. The lease beginning January 16, 2022, and ending on January 15, 2024.

In January 2022, the Company began the buildout of the clinic and began to order equipment. The Cancun facility was inaugurated in May 2022 and is accredited both by the Mexican General Health Council and Cofepris (Mexican FDA).

Due to the expansion of the Cancun Clinic, an additional 1,216 square feet Global Stem Cell Group, Inc. entered into a new Cancun lease with RIVIERA MAYA, S.A. DE C.V beginning January 16, 2024, and ending on January 15, 2026. The property is located in the Tulum Trade Center, consisting of 2,863 square feet with a monthly rent of $6,341 and a security deposit of $11,725.

On December 31, 2024, the company signed a five-year extension commencing on December 31, 2024, and ending on December 31, 2029. The monthly rent and security deposit remained the same.

The following table summarizes the Company’s undiscounted cash payment obligations for its non-cancelable lease liabilities through the end of the expected term of the lease:

2025	$63,540
2026	63,540
2027	63,540
2028	63,540
2029	63,540
Total undiscounted cash payments	317,700
Less interest	(42,444)
Present value of payments	$275,256

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

The following table summarizes the Company's carrying amount of goodwill during the years ended December 31, 2024, and December 31, 2023:

Goodwill
Balance at December 31, 2022	$5,805,438
Acquisition	-
Impairment	(4,125,460)
Balance at December 31, 2023	$1,679,978
Acquisition	-
Impairment	-
Balance at December 31, 2024	$1,679,978

During each fiscal year, we periodically assess whether any indicators of impairment exist which would require us to perform an interim impairment review. As of each interim period end during each fiscal year, we concluded that a triggering event had not occurred that would more likely than not reduce the fair value of our reporting unit below their carrying values. We performed our annual test of goodwill for impairment as of December 31, 2024.

The Company has recognized impairment of $4,125,460 and the Goodwill balance as of December 31, 2023, was $1,679,978. As a result of review, no impairment needed as of December 31, 2024.

NOTE 13 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, we have analyzed events and transactions that occurred subsequent to December 31, 2024, through the date these financial statements were issued and have determined that we do not, aside from the following, have any other material subsequent events to disclose or recognize in these financial statements.

On April 9, 2025, the Company entered into a Secured Loan Agreement (the “Agreement”) with an otherwise unaffiliated third-party investor (the “Investor”), pursuant to which the Company agreed to issue to the Investor a $1,375,000 face value Secured Promissory Note (the “Note”) with a $275,000 original issue discount, with interest at an annual compounded rate of 15%, and a maturity date of December 31, 2026.

The Agreement further contemplates the issuance of one share of the Company’s newly created Series CC Preferred Stock to the Investor and a ten-year warrant (the “Warrant”) to purchase up to 999 shares of Series CC Preferred Stock at an exercise price of $1.00 per share.

From January 1, 2024, to the date of the Agreement, the Investor had already funded $574,619, and the Agreement provides for an additional $525,318 under the Note. The parties agreed that the existing funds of $500,000 plus any new funds provided under the Note will be used by the Company to build a manufacturing facility in Cancun, Mexico.

Further under the Agreement, the Company agreed that within 6 months of reaching quarterly sales of US$6,000,000, the Borrower shall obtain a listing (“Listing”) of its shares of common stock on the NASDAQ or similar national US exchange (“Exchange”). If the Company is not eligible, then the Company shall continue to be obligated to seek the Listing until such time as the Company is qualified by the Exchange. As part of the listing process, the Company shall cancel all of its series AA Preferred stock, have all of its series DD preferred stock converted into common stock and then have all of its Series CC Preferred Stock converted into common stock in that order.

The foregoing description of the Agreement, the Note and the Warrant do not purport to be complete and are qualified in their entirety by reference to full text of the Agreement, the Note and the Warrant, the forms of which are filed as Exhibits 10.15, 4.6 and 4.7, respectively, to this Annual Report on Form 10-K.

As a result of the Agreement, the company filed with the Nevada Secretary of State on April 10, 2025, the certificate of designation preferences of its series of preferred stock to create a newly series of preferred stock designated as “Series CC Convertible Preferred Stock”, and the number of shares constituting such series shall be 1,000 par value $0.001.