Form 10-Q
period 2025-03-31
Regenerative Medical Technology Group Inc.
filed 2025-05-20
CIK 1760026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2025

or

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

As of May 20, 2025, there were 12,538,968 shares outstanding of the registrant’s common stock.

Regenerative Medical Technology Group Inc.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Regenerative Medical Technology Group Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
	(Unaudited)	*
ASSETS
Current assets
Cash and cash equivalents	$1,222,929	$1,165,820
Accounts receivable	16,306	22,605
Inventory	22,829	10,115
Prepaid expenses	187,364	49,685
Total current assets	1,449,427	1,248,225
Property and equipment, net	424,274	451,703
Other assets	7,264	7,264
Intangible assets, net	134,619	159,004
Right of use asset, net	285,206	275,256
Goodwill	1,679,978	1,679,978
Total assets	$3,980,768	$3,821,429

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$598,001	$563,703
Accrued interest	11,398,751	10,504,901
Customer advances	35,816	55,684
Derivative liability	5,838	4,689
Lease liability, current portion	64,176	63,540
Convertible notes payable, net	43,138	43,138
Notes payable-related parties	7,800	7,800
Notes payable, net	17,722,932	17,722,932
Total current liabilities	29,876,451	28,966,386

Long term liabilities
Lease liability, net of current portion	221,030	211,716
Notes payable, net of current portion	1,999,999	1,999,999
Total liabilities	32,097,480	31,178,101

Commitments and contingencies	-	-

Stockholders’ deficit
Preferred stock, $0.001 par value: 1,050,000 shares authorized as Series AA: 1,050,000 issued and outstanding as of March 31, 2025, and December 31, 2024, respectively	1,050	1,050
Preferred stock, $0.001 par value; 10,000 shares authorized as Series DD: 9,870 issued and outstanding as of March 31, 2025, and December 31, 2024, respectively	10	10
Common stock, $0.001 par value: 100,000,000 shares authorized: 12,538,968 issued and outstanding as of March 31, 2025, and December 31, 2024, respectively	12,539	12,539
Additional paid in capital	40,182,830	40,182,830
Accumulated deficit	(68,313,141)	(67,553,102)
Total stockholders’ deficit	(28,116,712)	(27,356,673)
Total liabilities and stockholders’ deficit	$3,980,768	$3,821,429

*	Derived from audited information

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Regenerative Medical Technology Group Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Revenue	$1,364,341	$817,034
Cost of revenue	420,447	248,043
Gross profit	943,894	568,991

Operating expenses
Advertising and marketing	157,321	144,283
Professional fees	331,733	248,382
Officer compensation	22,500	22,500
Depreciation and amortization expense	51,814	76,572
Investor relations	-	23,268
General and administrative	245,566	159,091
Total operating expenses	808,934	674,096
Net income (loss) from operations	134,960	(105,105)

Other income (expense)
Interest expense	(893,850)	(1,854,417)
Gain (loss) on derivative financial instruments	(1,149)	(1,498)
Total other income (expense)	(894,999)	(1,855,915)
Net loss	$(760,040)	$(1,961,020)

Basic and diluted earnings (loss) per share from:
Net loss per common share, basic and diluted	$(0.06)	$(0.16)

Weighted average number of common shares outstanding, basic and diluted	12,538,968	12,493,938

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Regenerative Medical Technology Group Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2025

(Unaudited)

	Series AA Preferred Stock		Series DD Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2024	1,050,000	$1,050	9,870	$10	12,538,968	$12,539	$40,182,830	$(67,553,102)	$(27,356,673)
Net loss	-	-	-		-	-	-	(760,040)	(760,040)
Balance, March 31, 2025	1,050,000	$1,050	9,870	$10	12,538,968	$12,539	$40,182,830	$(68,313,141)	$(28,116,712)

For the Three Months Ended March 31, 2024

(Unaudited)

	Series AA Preferred Stock		Series DD Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2023	1,050,000	$1,050	9,870	$10	12,493,938	$12,494	$40,181,974	$(61,990,131)	$(21,795,503)
Net loss	-	-	-		-	-	-	(1,961,020)	(1,961,020)
Balance, March 31, 2024	1,050,000	$1,050	9,870	$10	12,493,938	$12,494	$40,181,074	$(63,951,151)	$(23,756,523)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Regenerative Medical Technology Group Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(760,040)	$(1,961,020)
Non-cash adjustments to reconcile net loss to net cash:
Amortization of debt discount	-	1,024,778
Depreciation and amortization expense	51,814	76,572
Loss (gain) from changes in derivative liability fair values	1,149	1,498
Changes in operating assets and liabilities:
Accounts receivable	6,299	(19,550)
Prepaid expenses	(137,679)	(25,000)
Inventory	(12,714)	-
Other asset	-	(1,696)
Accounts payable and accrued liabilities	908,279	1,012,384
CASH PROVIDED BY OPERATING ACTIVITIES	57,109	107,966

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(59,154)
CASH USED BY INVESTING ACTIVITIES	-	(59,154)
CASH FLOWS FROM FINANCING ACTIVITIES
CASH USED BY FINANCING ACTIVITIES	-	-
Net increase (decrease) in cash	57,109	48,812
Cash, beginning of period	1,165,820	530,540

Cash, end of period	$1,222,929	$579,352
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Regenerative Medical Technology Group Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2025

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

Reclassifications

Certain 2024 amounts have been reclassified to conform to the 2025 presentation, including the presentation of accrued interest previously included in accounts payable and accrued liabilities.

Cash and Cash Equivalents

The Company considers all highly liquid accounts with original maturities of three months or less to be cash equivalents. At March 31, 2025, and December 31, 2024, all of the Company’s cash was deposited in major banking institutions. There were no cash equivalents as of March 31, 2025, and December 31, 2024. Our cash balances at financial institutions may exceed the Federal Deposit Insurance Company’s (FDIC) insured limit of $250,000 from time to time.

Accounts Receivable

Accounts receivables are recorded at original invoice amount less an allowance for uncollectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on collectability of accounts receivable and prior bad debt experience. Accounts receivable balances are written off against the allowance upon management’s determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Management believes that credit risks on accounts receivable will not be material to the financial position of the Company or results of operations. The allowance for doubtful accounts was $0 and $0 as of March 31, 2025, and December 31, 2024, respectively.

Intangible Assets

Intangible assets with finite lives are amortized over their estimated useful lives. Intangible assets with indefinite lives are not amortized but are tested for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment was recognized for the three months ended March 31, 2025, and the year ended December 31, 2024.

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

Diluted net loss per share is calculated by including any potentially dilutive share issuances in the denominator. The following securities are excluded from the calculation of weighted average diluted shares on March 31, 2025, and December 31, 2024, respectively, because their inclusion would have been anti-dilutive.

	March 31,	December 31,
	2025	2024
Convertible notes outstanding	182,438	180,346
Convertible preferred stock outstanding	39,231,798	39,251,798
Shares underlying warrants outstanding	70,000,000	70,000,000
	109,414,236	109,412,144

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

At March 31, 2025, and December 31, 2024, the carrying amounts of the Company’s financial instruments, including cash, account payables, and accrued expenses, approximate their respective fair value due to the short-term nature of these instruments.

At March 31, 2025, and December 31, 2024, the Company does not have any assets or liabilities except for derivative liabilities related to convertible notes payable required to be measured at fair value in accordance with FASB ASC Topic 820, Fair Value Measurement.

The following presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value as of March 31, 2025, and December 31, 2024:

	Level 1	Level 2	Level 3	Total
March 31, 2025
Derivative liability			5,838	5,838
Total	$-	$-	$5,838	$5,838

December 31, 2024
Derivative liability			4,689	4,689
Total	$-	$-	$4,689	$4,689

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

New Accounting Pronouncements

Recently adopted accounting pronouncements require public companies to disclose the impact of new standards on their financial statements, including details about the standard, the adoption date, method of adoption, and expected effects. These disclosures help investors understand how changes in accounting principles will affect a company’s financial performance and position.

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

Going Concern

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, resulting in an accumulated deficit of $68,313,141 and a working capital deficit of $28,427,024 as of March 31, 2025, and future losses are anticipated. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

The following table presents the Company’s revenue by product category for the three months ended March 31, 2025, and 2024:

	For the Three Months Ended March 31,
	2025	2024
Training	$144,920	$110,333
Product supplies	626,656	355,481
Equipment	-	96,810
Patient procedures	592,765	254,410
Total revenue	$1,364,341	$817,034

Listed below are the revenues, cost of revenues, gross profits, assets and net loss by Company:

	For the Three Months Ended
	March 31, 2025
	Global Stem Cells Group	Regenerative Medical Technology Group	Total
Revenue	$1,364,341	$-	$1,364,341
Cost of revenue	420,447	-	420,447
Gross profit	$943,894	$-	$943,894
Gross Profit %	69.18%	0.00%	69.18%

Assets	$2,138,933	$1,841,835	$3,980,768
Net profit (loss)	$91,887	$(851,927)	$(760,040)

NOTE 4 – NOTES PAYABLE

Convertible Notes Payable

On November 25, 2019, the Company, pursuant to the certificate of designation of the Series BB Preferred Stock, elected to exchange the preferred shares for other indebtedness calculated at a price per share equal to $1.20. Upon the Company’s mailing of the Exchange Agreement, the shareholder had the option within 30 days of such mailing date and subject to the execution of this Agreement to receive the Indebtedness in the form of a convertible note. If the shareholder does not give the Company notice, the indebtedness shall automatically be issued in the form of a promissory note. The convertible note agreements bear no interest and have a four (4) year maturity date. The notes may be repaid in whole or in part at any time prior to maturity. There are no shares of common stock issuable upon the execution of the promissory notes. The notes are convertible, at the investors’ sole discretion, into shares of common stock at conversion price equal to the lowest bid price of the Common Stock as reported on the National Quotations Bureau OTC Markets exchange for the three prior trading days including the day upon which a Notice of Conversion is received by the Company. As of December 31, 2019, 81,043 Preferred Series BB shares were exchanged for an aggregate of $97,252 convertible notes. During the periods ending March 31, 2025, and December 31, 2024, the Company made no payments on the outstanding convertible notes.

The balance of the convertible notes as of March 31, 2025, and December 31, 2024, is as follows:

	March 31,	December 31,
	2025	2024
Convertible notes payable	$43,138	$43,138
Less: Discount	-	-
Convertible notes payable, net	$43,138	$43,138

During the periods ending March 31, 2025, and December 31, 2024, the Company incurred no debt discount amortization expense and made no payments on the outstanding convertible notes. As of March 31, 2025, and December 31, 2024, the Company had no accrued interest on convertible notes.

Promissory Notes Payable

During 2015, the Company entered into line of credit with Digital Arts Media Network treated as a promissory note. The promissory note bear interest at ten (10%) and have a one (1) year maturity date. The notes may be repaid in whole or in part at any time prior to maturity. There are no shares of common stock issuable upon the execution of the promissory notes. As of March 31, 2025, and December 31, 2024, the principal balance of the outstanding loan was $130,025 and $130,025, respectively, and accrued interest of $121,847 and $118,639, respectively.

On November 25, 2019, the Company, pursuant to the certificate of designation of the Series BB Preferred Stock, elected to exchange the preferred shares for other indebtedness calculated at a price per share equal to $1.20. Upon the Company’s mailing of the Exchange Agreement, the shareholder had the option, within 30 days of such mailing date to receive the indebtedness in the form of a convertible note. If the shareholder did not give the Company notice, the indebtedness shall automatically be issued in the form of a promissory note without any conversion feature. The promissory notes bear no interest and have a four (4) year maturity date with a 20% premium to be paid upon maturity. The notes may be repaid in whole or in part at any time prior to maturity. As of December 31, 2019, 276,723 Preferred Series BB shares were exchanged for an aggregate of $332,068 promissory notes. As of March 31, 2025, and December 31, 2023, the aggregate loan balances outstanding were $398,482 and $398,482, respectively, and no unamortized discounts. This loan is currently in default.

On December 3, 2019, Melvin Pereira, the prior CEO, converted 18,500 shares of the 25,000 shares of Series BB preferred stock to acquire one hundred (100%) percent of Meso’s common stock into 250,999 shares of the Company’s common stock and elected to exchange the remaining 6,500 shares of Series BB preferred stock for a promissory note of $7,800, which is shown as a related party note payable on the balance sheet on March 31, 2025 and December 31, 2023. This loan is currently in default.

At December 7, 2020, the Company exchanged $5,379,624 of principal, default penalty and accrued but unpaid interest on convertible notes for $5,379,624 promissory notes and cashless warrants to purchase 15,000,000 shares of our common stock with three separate lenders. The new notes have a maturity date of November 23, 2023, and an aggregate principal amount of $5,379,624 shall bear interest at a fifteen (15%) percentage compounded annual interest rate and, as an incentive; we have issued cashless warrants to purchase 15,000,000 shares of our common stock at an exercise price of $0.03 per share in connection with the restructuring. The Company recorded the fair value of the 15,000,000 warrants issued with debt at approximately $262,376 at December 31, 2020, as a discount. Lender is granted security interest and lien in all rights, title and interest in the assets and property of the as collateral. On November 20, 2023, both the Company and two separate lenders hereby agree to terminate the 2020 Secured Note in the amount of $2,506,827 in exchange for an aggregate consideration of $300,000 and new notes. The 2020 Secured Note shall become null, and void and the Company shall no longer be liable for any amounts related to the 2020 Secured Note. As of March 31, 2025, and December 31, 2024, the aggregate loan balances outstanding were $2,872,797 and $2,872,797, respectively, and no unamortized discount. This loan is currently in default.

The new notes have a maturity date of November 20, 2028, an aggregate principal amount of $1,999,999, and bear interest at a six (6%) percentage annual interest rate. In accordance with ASC 470-50-40-10 and ASC 470-50-40-11 guidance the Company has determined that this should be treated as a debt extinguishment. Since the old debt was derecognized and new debt was recorded at fair value a gain was recorded between the net carrying value of the original debt and the fair value of the new debt. The consideration was paid to the existing lender and not a third party therefore the consideration was expensed as an offset to the gain. As of March 31, 2025, and December 31, 2024, the outstanding loan balance was $1,999,999 and $1,999,999, respectively.

On December 9, 2020, the Company entered into a Promissory Debentures with a lender in the amount of $110,000 which bear compounded annual interest at fifteen (15%) percent and have a two (2) year maturity date and cashless warrants to purchase 1,000,000 shares of our common stock. The notes may be repaid in whole or in part at any time prior to maturity. The lender had advanced a total of $100,000, net of discount in the amount of $10,000 to the Company. The Company recorded the fair value of the 1,000,000 warrants issued with debt at approximately $17,491 at December 31, 2020, as a discount.  As of March 31, 2025, and December 31, 2024, the outstanding loan balance was $110,000 and $110,000, respectively, and no unamortized discount. This loan is currently in default.

On January 6, 2021, the Company entered into a Promissory Debentures with a lender in the amount of $1,000,000 which bear interest at fifteen (15%) percent and have a one (1) year maturity date and cashless warrants to purchase 10,000,000 shares of our common stock, at exercise prices of $0.03 per share. The notes may be repaid in whole or in part at any time prior to maturity. The lender had advanced a total of $900,000, net of discount in the amount of $100,000 to the Company. The Company recorded the fair value of the 10,000,000 warrants issued with debt at approximately $237,811 at the date of issuance as a discount. As of March 31, 2025, and December 31, 2024, the outstanding loan balance was $1,000,000 and $1,000,000, respectively, and no unamortized discount. This loan is currently in default.

On June 22, 2021, the Company entered into a Promissory Debentures with a lender in the amount of $11,600,000 which bears interest at twelve (12%) percent and have a three (3) year maturity date and cashless warrants to purchase 70,000,000 shares of our common stock, at exercise prices of $0.10 per share. The notes may be repaid in whole or in part at any time prior to maturity. The lender had advanced a total of $10,500,000, net discount in the amount of $1,100,000 to the Company. The Company recorded the fair value of the 70,000,000 warrants issued with debt at approximately $5,465,726 at the date the warrants were issued as a discount. Lender is granted senior security interest and lien in all rights, title and interest in the assets and property of the Company as collateral. As of March 31, 2025, and December 31, 2024, the outstanding loan balance was $11,600,000 and $11,600,000, respectively, and no unamortized discount. This loan is currently in default.

On August 18, 2021, through a Stock Purchase Agreement in which 100% of the outstanding shares of Global Stem Cell Group, Inc. the Company acquired a 2018 Jaguar F-Pace which was acquired from Benito Novas for $45,000 on January 8, 2019, and assumed the related auto loan, with an original loan amount of $20,991 at 8.99% interest for 48 months and monthly payments of $504.94. As of March 31, 2025, and December 31, 2024, the principal balance of the outstanding auto loan was $0.00 and $0.00, respectively.

On August 18, 2021, through a Stock Purchase Agreement in which 100% of the outstanding shares of Global Stem Cell Group, Inc. the Company assumed the November 17, 2020, agreement with an Investor for proceeds in the amount of $400,000 treated as a promissory. In exchange for the gross proceeds, the Investor shall receive the right to a perpetual 7.75% (payment percentage) of the revenues of Global Stem Cell Group. The payments of the payment percentage shall be calculated by multiplying the gross quarterly revenues appearing in the financial statements by the payment percentage and treated as accrued interest. Payments shall be made ninety (90) days from the end of each respective fiscal quarter with the first payment to be made on the quarter ending December 31, 2020. Payments may be accrued and deferred if payment would deplete cash, cash equivalent and/or short-term investment balances on each respective fiscal quarter by more than twenty (20%) percent. As of March 31, 2025, and December 31, 2024, the principal balance of the outstanding loan was $400,000 and $400,000, respectively, and accrued interest totals $813,655 and $707,919, respectively. This debt instrument is currently in default due to the non-payment of interest.

On September 20, 2021, the Company entered into a Promissory Debentures with a lender in the amount of $1,100,000 which bear interest at twelve (12%) percent and have a three (3) year maturity date and cashless warrants to purchase 7,500,000 shares of our common stock, at exercise prices of $0.085 per share. The notes may be repaid in whole or in part at any time prior to maturity. The lender had advanced a total of $1,000,000, net of discount in the amount of $100,000 to the Company. The Company recorded the fair value of the 7,500,000 warrants issued with debt at approximately $360,607 at the time of issuance as a discount. As of March 31, 2025, and December 31, 2024, the outstanding loan balance was $1,100,000 and $1,100,000, respectively, and no unamortized discount. This loan is currently in default.

On December 30, 2021, the parties wished to modify the terms of the Promissory Debentures dated July 13, 2020, in the amount of $6,000 and accrued interest in the amount of $1,578 by issuing a new promissory note and extend the date of maturity. In consideration for the new terms, the Promissory Debenture dated December 30, 2021, shall include a five (5%) percent premium for a total of $7,958 which bear interest at twelve (12%) percent and have a seventeen (17) months maturity date. The notes may be repaid in whole or in part at any time prior to maturity. As of March 31, 2025, and December 31, 2024, the outstanding loan balance was $7,958 and $7,958, respectively, and no unamortized discount. This loan is currently in default.

On December 30, 2021, the parties wished to modify the terms of the Promissory Debentures dated July 15, 2020, in the amount of $84,000 and accrued interest in the amount of $22,162 by issuing a new promissory note and extend the date of maturity. In consideration for the new terms, the Promissory Debenture dated December 30, 2021, shall include a five (5%) percent premium for a total of $111,470 which bear interest at twelve (12%) percent and have a seventeen (17) months maturity date. The notes may be repaid in whole or in part at any time prior to maturity. As of March 31, 2025, and December 31, 2024, the outstanding loan balance was $111,470 and $111,470, respectively, and no unamortized discount. This loan is currently in default.

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

The balance of the promissory notes as of March 31, 2025, and December 31, 2024, is as follows:

	March 31,	December 31,
	2025	2024
Promissory notes payable	$19,722,931	$19,722,931
Promissory notes payable-related party	7,800	7,800
Promissory notes payable, net	$19,730,731	$19,730,731

During the periods ending March 31, 2025, and December 31, 2024, the Company made no payments, respectively, on the outstanding promissory notes, and recorded $893,850 and $3,514,928, respectively, of interest expense and $0 and $2,116,765, respectively, of debt discount expense and recorded $1,511,297 gain on extinguishment of debt. As of March 31, 2025, and December 31, 2024, the Company had approximately $11,398,751 and $9,796,982, respectively, of accrued interest. As of March 31, 2025, and December 31, 2024, the principal balance of outstanding promissory notes payable was $19,730,731 and $19,730,731, respectively.

Derivatives Liabilities

The Company determined that the convertible notes outstanding as of March 31, 2025, contained an embedded derivative instrument as the conversion price was based on a variable that was not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40.

The Company determined the fair values of the embedded convertible notes derivatives and tainted convertible notes using the lattice valuation model with the following assumptions:

March 31,
2025
Common stock issuable	182,438
Market value of common stock on measurement date	$0.032
Adjusted exercise price	$0.06
Risk free interest rate	4.08%
Instrument lives in years	0.50 Year
Expected volatility	271.10%
Expected dividend yields	None

On December 7, 2020, the Company exchanged $5,379,624 of principal, default penalty and accrued but unpaid interest on convertible notes for $5,379,624 promissory notes and cashless warrants to purchase 15,000,000 shares of our common stock which eliminated the derivative liability associated with this debt.

The balance of the fair value of the derivative liability as of March 31, 2025, and December 31, 2024, is as follows:

Balance at December 31, 2023	$2,146
Additions	-
Fair value loss	2,543
Conversions	-
Balance at December 31, 2024	4,689
Additions	-
Fair value gain	1,149
Conversions	-
Balance at March 31, 2025	$5,838

NOTE 5 – STOCKHOLDERS’ EQUITY

Our authorized capital stock consists of 100,000,000 shares of common stock, with a par value of $0.001 per share, and 11,000,000 shares of preferred stock, with a par value of $0.001 per share. As of March 31, 2025, there were 12,538,968 shares of our common stock issued and outstanding, and 1,059,870 shares of our preferred stock issued and outstanding. Our shares of common stock are held by 143 stockholders of record, and the preferred stock is held by 2 stockholders of record.

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

The following table summarizes the Company’s warrant transactions during the quarter ended March 31, 2025, and year ended December 31, 2024:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at year ended December 31, 2023	87,500,000	$0.091
Granted	-	-
Exercised	-	-
Expired	(17,500,000)	-0.055
Outstanding at year ended December 31, 2024	70,000,000	$0.100
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at quarter ended March 31, 2025	70,000,000	$0.100

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

As of March 31, 2025, and December 31, 2024, the Company has 1,050,000 and 1,050,000 preferred shares of Series AA Preferred Stock issued and outstanding, respectively. During the period of these financial statements, no dividend was declared or paid on the Series AA preferred shares.

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

As of March 31, 2025, and December 31, 2024, the Company had no preferred shares of Series BB Preferred Stock issued and outstanding.

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

As of March 31, 2025, and December 31, 2024, the Company had no preferred shares of Series CC Preferred Stock issued and outstanding.

Series DD Preferred Stock

Each holder of outstanding shares of Series DD Convertible Preferred Stock shall be entitled to its shares of Series DD Convertible Preferred Stock into a number of fully paid and non-assessable shares of common stock determined by multiplying the number of issued and outstanding shares of common stock of the Company on the date of conversion by 3.17 conversion price.

The holders of the Series DD Convertible Preferred Stock shall not be entitled to receive dividends paid on the Company’s common stock.

The holders of the Series DD Convertible Preferred Stock shall not be entitled to vote on any matter submitted to the shareholders of the Company for their vote, waiver, release or other action.

As of March 31, 2025, and December 31, 2024, the Company had 9,870 and 9,870 preferred shares of Series DD Convertible Preferred Stock issued and outstanding, respectively. During the period of these financial statements, no dividend was declared or paid on the Series DD preferred shares.

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

NOTE 6 – RELATED PARTY TRANSACTIONS

In consideration of mutual covenants set forth in the Professional Service Consulting Agreement, Dave Christensen, current Director, President, Chief Executive Officer, Chief Financial Officer and Secretary, shall be compensated monthly based on an annual rate of $90,000 starting January 1, 2022. Additionally, the agreement includes an issuance of 896 shares of Series DD Preferred Stock of the Company. The amount of 448 shares were issued on August 18, 2021, and the remaining 448 were issued on February 18, 2022. Amounts paid to Enterprise Technology Consulting, a Company owned 100% by Dave Christensen, CEO, for consulting services during the three months ended March 31, 2025, and March 31, 2024, were $22,500 and $22,500, respectively.

On August 18, 2021, through a Stock Purchase Agreement in which 100% of the outstanding shares of Global Stem Cell Group, Inc. the Company acquired a 2018 Jaguar F-Pace which was acquired from Benito Novas for $45,000 on January 8, 2019, and assumed the related auto loan, with an original loan amount of $20,991 at 8.99% interest for 48 months and monthly payments of $504.94. As of March 31, 2025, and December 31, 2024, the principal balance of the outstanding auto loan was $0.00.

Benito Novas’ brother, sister and nephew provide marketing/administrative and training/R&D services to Global Stem Cells Group and were paid as consultants during the three months ended March 31, 2025, and March 31, 2024, in the aggregate $97,213 and $65,153, respectively.

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

On December 31, 2024, the Company signed a five-year extension commencing on December 31, 2024, and ending on December 31, 2029, with a monthly rent of $5,295 for the first year and a 4% annual increase beginning with the second year. The security deposit remained the same.

During the three months ended March 31, 2025, and March 31, 2024, the Company paid $26,139 and $15,028, respectively in rent expense.

NOTE 8 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	March 31, 2025	December 31, 2024
Computer, equipment and vehicles (5 year useful life)	$181,552	$181,552
Leasehold improvements (2 year useful life)	701,867	701,867
Less: accumulated depreciation	(459,145)	(431,717)
Total property and equipment, net	$424,274	$451,703

Depreciation expense for the three months ended March 31, 2025, and March 31, 2024, was $27,429 and $52,187, respectively.

We evaluate the carrying value of long-lived assets for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Further testing of specific assets or grouping of assets is required when undiscounted future cash flows associated with the assets are less than their carrying amounts. An asset is considered to be impaired when the anticipated undiscounted future cash flows of an asset group are estimated to be less than its carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows. We recorded no impairment of long-lived assets for the three months ended March 31, 2025, and the year ended December 31, 2024.

NOTE 9 – INTELLECTUAL PROPERTY

A third-party independent valuation specialist was asked to determine the value of Global Stem Cell Group, Inc., tangible and intangible assets assuming the offering price was at fair value. In order to perform the purchase price allocation, the tangible and intangible assets were valued as of August 18, 2021.

The Fair Value of the intangible assets as of the Valuation Date is reasonably represented as:

	March 31, 2025	December 31, 2024
Tradename - Trademarks	$87,700	$87,700
Intellectual Property / Licenses	363,000	363,000
Customer Base	37,000	37,000
Intangible assets	487,700	487,700
Less: accumulated amortization	(353,081)	(328,696)
Total intangible assets, net	$134,619	$159,004

Amortization is computed on straight-line method based on estimated useful lives of 5 years. During the three months ended March 31, 2025, and March 31, 2024, the Company recorded amortization expense of the intellectual property of $24,385 and $24,385, respectively.

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

On December 31, 2024, the Company signed a five-year extension commencing on December 31, 2024, and ending on December 31, 2029, with a monthly rent of $5,295 for the first year and a 4% annual increase beginning with the second year. The security deposit remained the same.

The following table summarizes the Company’s undiscounted cash payment obligations for its non-cancelable lease liabilities through the end of the expected term of the lease:

2025	$47,655
2026	66,084
2027	68,724
2028	71,472
2029	74,328
Total undiscounted cash payments	328,263
Less interest	(43,057)
Present value of payments	$285,206

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

The following table summarizes the Company’s carrying amount of goodwill during the three months ended March 31, 2025, and the year ended December 31, 2024:

Goodwill
Balance at December 31, 2023	$1,679,978
Acquisition	-
Impairment	-
Balance at December 31, 2024	$1,679,978
Acquisition	-
Impairment	-
Balance at March 31, 2025	$1,679,978

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

The Company has recognized impairment of $4,125,460 and the Goodwill balance as of December 31, 2023, was $1,679,978. As a result of review, no impairment was needed as of March 31, 2025, and December 31, 2024.

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

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully, including those contained in our Annual Report on Form 10-K under “Risk Factors” for the year ended December 31, 2024, and readers should not place undue reliance on our forward-looking statements. Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made, and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

Educational Program Enhancement

The International Society for Stem Cell Application (ISSCA) continues to be a cornerstone of our business model and a primary driver of our industry leadership position. As the educational and professional development arm of Global Stem Cells Group, ISSCA plays a crucial role in establishing practice standards, disseminating knowledge, and creating a global community of trained regenerative medicine practitioners. In 2025, we will further strengthen ISSCA’s position and expand its reach through strategic initiatives.

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

Results of Operations

Below is a summary of the results of operations for the three months ended March 31, 2025, and 2024.

	For the Three Months Ended March 31,
	2025	2024	$ Change	% Change
Revenue	$1,364,341	$817,034	$547,307	66.99%
Cost of revenue	420,447	248,043	172,404	69.51%
Gross profit	943,894	568,991	374,903	65.89%

Operating expenses
Advertising and marketing	157,321	144,283	13,038	9.04%
Professional fees	331,733	248,382	83,351	33.56%
Officer compensation	22,500	22,500	-	0.00%
Depreciation and amortization expense	51,814	76,572	24,758	-32.33%
Investor relations	-	23,268	(23,268)	-100.00%
General and administrative	245,566	159,091	86,475	54.36%
Total operating expenses	808,934	674,096	134,838	20.00%
Net income (loss) from operation	134,960	(105,105)	240,065	-228.40%

Other income (expense)
Interest expense	(893,850)	(1,854,417)	960,567	-51.80%
Gain (loss) on derivative
financial instruments	(1,149)	(1,498)	349	-23.30%
Total other income (expense)	(894,999	(1,855,915)	960,916	-51.78%
Net loss	$(760,040)	$(1,961,020)	$1,200,980	-61.24%

Revenue

Revenue increased by 66.99% in the amount of $547,307 for the three months ended March 31, 2025, compared to the same period in 2024. The increase in revenue was a result of marketing and sales efforts to increase brand recognition and exposure in the industry. We experienced more lead generation in 2023 increasing equipment, products, and training sales in regions like Southeast Asia and the Middle East. The opening of the Cancun facility in the second half of 2022 also increased sales by providing a facility for physicians to come for training and perform patient procedures.

We expect that our revenues will increase in future quarters as a result of our ongoing marketing and brand awareness campaigns, training seminars, lectures and other efforts we engage in that expand our presence in the industry and provide us with more opportunities to sell our products. We also expect revenues to increase with the opening of our new clinic in Dubai, UAE, in 2025. This clinic, alongside our existing clinic in Cancun, will also provide a facility for physicians to come for training and perform patient procedures.

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

The following table presents our revenue by product category for the three months ended March 31, 2025, and 2024:

	For the Three Months Ended March 31,
	2025	2024
Training	$144,920	$110,333
Product supplies	626,656	355,481
Equipment	-	96,810
Patient procedures	592,765	254,410
Total revenue	$1,364,341	$817,034

Operating expenses

Operating expenses increased by 20.00% in the amount of $134,838 for the three months ended March 31, 2025, compared to the same period in 2024. Listed below are the major changes to operating expenses:

Advertising and marketing fees increased by $13,038 for the three months ended March 31, 2025, compared to the same period in 2024, primarily due to a decrease in advertising by Global Stem Cells Group.

Professional fees increased by $83,351for the three months ended March 31, 2025, compared to the same period in 2024, primarily due to expansion of the Cancun facility.

Depreciation and amortization decreased by $24,758 for the three months ended March 31, 2025, compared to the same period in 2024, primarily due to a five-year lease extension on the Cancun facility.

Investor relations decreased by $23,268 for the three months ended March 31, 2025, compared to the same period in 2024, primarily due to an agreement with an investor relation firm in February 2024 cancelled.

General and administrative expenses increased by $86,475 for the three months ended March 31, 2025, compared to the same period in 2024, primarily due to Cancun renovations.

We expect our overall operating expenses to increase into 2025 as we further implement our business plan. We expect increases in future quarters over all major categories as we engage in efforts to increase brand awareness with our products and services, including advertising campaigns and investor relation services. We also expect an increase in general operating costs and growth initiatives as we ramp up operations and seek to expand them. The opening of a new clinic 2025, in Dubai, UAE is also expected to increase our operating expenses with a new lease of property, staff, equipment and other expenses associated with this growth initiative.

Other expenses

Other expenses decreased by $960,916 for the three months ended March 31, 2025, compared to the same period in 2024, primarily as a result of a decrease in amortization of discount and finance charges of $1,024,778 offset by an increase of $64,211 of interest on promissory notes.

We had interest expense of $893,850 and $1,854,417 for the three months ended March 31, 2025, and 2024, respectively.

We expect to continue to experience high interest payments in the future as a result of our outstanding liabilities. If we are unable to generate sufficient revenues and/or additional financing to service this debt, there is a risk the lenders will call the notes, and we will be unable to repay the loans. If this happens, we could go out of business.

Net Loss

We recorded a net loss of $760,040 for the three months ended March 31, 2025, as compared with a net loss of $1,961,020 for the same period in 2024.

Liquidity and Capital Resources

Since inception, the Company has financed its operations through private placements, convertible notes, and unsecured and secured debt.

The following is a summary of the cash and cash equivalents as of March 31, 2025, and December 31, 2024.

	March 31, 2025	December 31, 2024	$ Change	% Change
Cash and cash equivalents	$1,222,929	$1,165,820	$57,109	4.90%

Summary of Cash Flows

Below is a summary of our cash flows for the three months ended March 31, 2025, and 2024.

	For the Three Months Ended March 31,
	2025	2024
Net cash provided by (used in) operating activities	$57,109	$107,966
Net cash used in investing activities	-	(59,154)
Net cash used in financing activities	-	-
Net increase (decrease) in cash and cash equivalents	$57,109	$48,812

Operating activities

Net cash provided by operating activities was $57,109 during the three months ended March 31, 2025, and consisted of a net change in operating assets and liabilities of $764,186 and non-cash items of $52,963, offset by a net loss of $760,040 The non-cash items for the three months ended March 31, 2025, consisted of depreciation and amortization expenses of $51,814 and change in derivative liabilities of $1,149.

Net cash provided by operating activities was $107,966 during the three months ended March 31, 2024, and consisted of a net loss of $1,961,020, which was offset by a net change in operating assets and liabilities of $966,138 and non-cash items of $1,102,848. The non-cash items for the three months ended March31, 2024, consisted of depreciation and amortization expenses of $76,572, amortization of debt discount of $1,024,778, and change in derivative liabilities of $1,498. The significant change in operating assets and liabilities was an increase in accounts payable and accrued liabilities, partially offset by the decrease in accounts receivable and prepaid expense.

Investing activities

We had no financing activities for the three months ended March 31, 2025.

Net cash used in investing activities was $59,154 and consisted of the purchase of property and equipment associated with the expansion of the Cancun facility during the three months ended March 31, 2024.

Financing activities

We had no financing activities for the three months ended March 31, 2025, and 2024.

Since our inception, we have financed our operations through private placements, convertible notes, and unsecured debt, and we have also issued debt in our company secured by all of our assets. We expect to continue to experience high interest payments in the future as a result of our outstanding liabilities. Additionally, as of the date of this report, there are a number of secured promissory notes with an aggregate principal amount of approximately $14,472,797 that have matured and are in default. Finally, we also have a number of unsecured promissory notes with an aggregate principal amount of $3,257,935 that have matured and are currently in default. The company is currently in debt restructuring talks, and there are also other lenders as well who have demonstrated interest in assuming this debt. However, if we are unable to generate sufficient revenues and/or additional financing to service this debt, there is a risk the lenders will call the notes, secure our assets, as to those applicable secured notes, and demand payment. If after all these recourses are exhausted and the debt becomes unresolvable, like any other company, there’s a risk we could go out of business.

At March 31, 2025, we had limited cash of $1,222,929, a substantial working capital deficit, and although our revenues have increased, future losses are anticipated. Based upon the current financial condition, we do not have sufficient cash to operate our business at the current level for the next twelve months. We intend to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements. We plan to seek additional financing in a private equity offering to secure funding for operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired, and we could go out of business. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Going Concern

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, resulting in an accumulated deficit of approximately $68,313,141 and a working capital deficit of $28,427,024 as of March 31, 2025, and future losses are anticipated. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of March 31, 2025, the Company had no off-balance sheet arrangements.

Critical Accounting Policies

Our critical accounting policies have not materially changed during the quarter ended March 31, 2025. Furthermore, the preparation of our financial statements is in conformity with generally accepted accounting principles in the United States of America, or GAAP. The preparation of our financial statements requires management to make judgments and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. Our management believes that we consistently apply these judgments and estimates, and the financial statements fairly represent all periods presented. However, any differences between these judgments and estimates and actual results could have a material impact on our statements of income and financial position.

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

New Accounting Pronouncements

Recently adopted accounting pronouncements require public companies to disclose the impact of new standards on their financial statements, including details about the standard, the adoption date, method of adoption, and expected effects. These disclosures help investors understand how changes in accounting principles will affect a company’s financial performance and position.

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

At March 31, 2025, and December 31, 2024, the carrying amounts of the Company’s financial instruments, including cash, account payables, and accrued expenses, approximate their respective fair value due to the short-term nature of these instruments.

At March 31, 2025, and December 31, 2024, the Company does not have any assets or liabilities except for derivative liabilities related to convertible notes payable required to be measured at fair value in accordance with FASB ASC Topic 820, Fair Value Measurement.

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

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the three months ended March 31, 2025. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We have inadequate controls to ensure that information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting. Management evaluated the impact of the lack of timely communication between non–financial personnel and financial personnel on our assessment of our reporting controls and procedures and has concluded that the control deficiency represented a material weakness.
3.	The Company failed to account for the acquisition of GSCG using the full purchase accounting method in accordance with ASC 805.

To address these material weaknesses, management engaged financial consultants, performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. We have not remedied the material weaknesses as of March 31, 2025. The Company plans to take remedial action to address these weaknesses during the fiscal year ended December 31, 2025.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the nine months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except the implementation of the controls identified above.

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

Our business faces many risks, a number of which are described in the section captioned “Risk Factors” in our Annual Report for the year ended December 31, 2024, filed with the SEC on April 15, 2025. The risks described may not be the only risks we face. Other risks of which we are not yet aware, or that we currently believe are not material, may also materially and adversely impact our business operations or financial results. If any of the events or circumstances described in the risk factors contained in our Annual Report occur, our business, financial condition or results of operations could be adversely impacted and the value of an investment in our securities could decline. Investors and prospective investors should consider the risks described in our Annual Report, and the information contained in the section captioned “Forward-Looking Statements” and elsewhere in this Quarterly Report before deciding whether to invest in our securities.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

The current portion of notes payable on the Company’s Condensed Consolidated Balance Sheets above contains, at March 31, 2025, certain promissory notes on which the Company was in arrears on payments of principal as follows:

●	On November 17, 2020, the Company entered into an unsecured promissory note in the amount of $400,000. Pursuant to the terms of the note, the investor shall receive the right to a perpetual 7.75% (payment percentage) of the revenues of Global Stem Cell Group. As of March 31, 2025, the Company accrued $813,655 in interest expense. The note is currently in default due to the non-payment of interest.

●	On December 7, 2020, the Company entered into a secured promissory note in the amount of $2,872,797. Pursuant to the terms of the note, the note bears fifteen (15%) interest, unsecured and is due on November 23, 2023. As of March 31, 2025, the Company accrued $2,423,688 in interest expense. The note is currently in default.

●	On December 9, 2020, the Company entered into an unsecured promissory note in the amount of $110,000. Pursuant to the terms of the note, the note bears fifteen (15%) interest, unsecured and is due on December 9, 2023. As of March 31, 2025, the Company accrued $92,657 in interest expense. The note is currently in default

●	On January 6, 2021, the Company entered into an unsecured promissory note in the amount of $1,000,000. Pursuant to the terms of the note, the note bears fifteen (15%) interest, unsecured and is due on January 6, 2022. As of March 31, 2025, the Company accrued $845,218 in interest expense. The note is currently in default

●	On June 22, 2021, the Company entered into a secured promissory note in the amount of $11,600,000. Pursuant to the terms of the note, the note bears twelve (12%) interest, unsecured and is due on July 30, 2024. As of March 31, 2025, the Company accrued $6,331,554 in interest expense. The note is currently in default.

●	On December 30, 2021, the Company entered into an unsecured promissory note in the amount of $7,958. Pursuant to the terms of the note, the note bears twelve (12%) interest, unsecured and is due on July 30, 2023. As of March 31, 2025, the Company accrued $3,599 in interest expense. The note is currently in default.

●	On December 30, 2021, the Company entered into an unsecured promissory note in the amount of $111,470. Pursuant to the terms of the note, the note bears twelve (12%) interest, unsecured and is due on July 30, 2023. As of March 31, 2025, the Company accrued $50,414 in interest expense. The note is currently in default.

At March 31, 2025, and December 31, 2024, the Company had insufficient cash on hand to repay these notes. None of these notes have been paid, and management has indicated that no demand for payment for any of these notes has been received by the Company as of the date of this report. If we are unable to generate sufficient revenues and/or additional financing to service this debt, there is a risk the lenders will call the notes, secure our assets, as to those applicable secured notes, and demand payment. If this happens, we could go out of business.

Item 4.	Mine Safety Disclosures

N/A

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 formatted in Extensible Business Reporting Language (XBRL).
101.INS**	Inline XBRL Instance Document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

**	Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Dated May 20, 2025	Regenerative Medical Technology Group Inc.

	By:	/s/ David Christensen
David Christensen
President, Chief Executive Officer, Chief Financial Officer, Secretary and Director (Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)