Form 10-Q
period 2025-06-30
Regenerative Medical Technology Group Inc.
filed 2025-08-19
CIK 1760026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2025

or

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

As of August 17, 2025, there were 12,538,968 shares outstanding of the registrant’s common stock.

Regenerative Medical Technology Group Inc.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Regenerative Medical Technology Group Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	(Unaudited)	*
ASSETS
Current assets
Cash and cash equivalents	$1,614,254	$1,165,820
Accounts receivable	36,676	22,605
Inventory	105,688	10,115
Prepaid expenses	154,864	49,685
Total current assets	1,911,482	1,248,225
Property and equipment, net	504,409	451,703
Other assets	7,264	7,264
Intangible assets, net	110,234	159,004
Right of use asset, net	273,461	275,256
Goodwill	1,679,978	1,679,978
Total assets	$4,486,828	$3,821,429

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$179,538	$563,703
Accrued interest	12,396,257	10,504,901
Customer advances	121,770	55,684
Derivative liability	6,166	4,689
Lease liability, current portion	64,176	63,540
Convertible notes payable, net	43,138	43,138
Notes payable-related parties	7,800	7,800
Notes payable, net	17,722,932	17,722,932
Total current liabilities	30,541,777	28,966,386

Long term liabilities
Lease liability, net of current portion	209,285	211,716
Notes payable, net of current portion	2,757,016	1,999,999
Total liabilities	33,508,078	31,178,101

Commitments and contingencies (see Note 7)	-	-

Stockholders’ deficit
Preferred stock, $0.001 par value: 1,050,000 shares authorized as Series AA: 1,050,000 issued and outstanding as of June 30, 2025, and December 31, 2024, respectively	1,050	1,050
Preferred stock, $0.001 par value; 1,000 shares authorized as Series CC: 1and 0 issued and outstanding as of June 30, 2025, and December 31, 2024, respectively	1	-
Preferred stock, $0.001 par value; 10,000 shares authorized as Series DD: 9,870 issued and outstanding as of June 30, 2025, and December 31, 2024, respectively	10	10
Common stock, $0.001 par value: 100,000,000 shares authorized: 12,538,968 issued and outstanding as of June 30, 2025, and December 31, 2024, respectively	12,539	12,539
Additional paid in capital	40,584,077	40,182,830
Accumulated deficit	(69,618,927)	(67,553,102)
Total stockholders’ deficit	(29,021,250)	(27,356,673)
Total liabilities and stockholders’ deficit	$4,486,828	$3,821,429

*	Derived from audited information

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Regenerative Medical Technology Group Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$983,518	$793,329	$2,347,859	$1,610,363
Cost of revenue	397,686	266,445	818,133	514,488
Gross profit	585,832	526,884	1,529,726	1,095,875

Operating expenses
Advertising and marketing	147,605	97,175	304,926	241,458
Professional fees	363,533	253,008	695,266	501,390
Officer compensation	22,500	22,500	45,000	45,000
Depreciation and amortization expense	54,832	82,971	106,646	159,543
Investor relations	40,000	23,174	40,000	46,442
General and administrative	207,448	262,037	453,015	421,128
Total operating expenses	835,918	740,865	1,644,853	1,414,961
Net loss from operations	(250,086)	(213,981)	(115,127)	(319,086)

Other income (expense)
Interest expense	(1,055,371)	(1,861,931)	(1,949,221)	(3,716,348)
Derivative financial instruments	(328)	(708)	(1,477)	(2,206)
Total other expense	(1,055,699)	(1,862,639)	(1,950,698)	(3,718,554)
Net loss	$(1,305,785)	$(2,076,620)	$(2,065,825)	$(4,037,640)

Basic and diluted earnings (loss) per share from:
Net loss per common share, basic and diluted	$(0.10)	$(0.17)	$(0.16)	$(0.32)

Weighted average number of common shares outstanding, basic and diluted	12,538,968	12,493,938	12,538,968	12,493,938

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Regenerative Medical Technology Group Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Six Months Ended June 30, 2025

	Series AA Preferred Stock		Series CC Preferred Stock		Series DD Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2024	1,050,000	$1,050	-	$-	9,870	$10	12,538,968	$12,539	$40,182,830	$(67,553,102)	$(27,356,673)
Issuance of preferred CC stock with debt	-	-	1	1	-	-	-	-	400	-	401
Warrants issued with note	-	-	-	-	-	-	-	-	400,847	-	400,847
Net loss	-	-	-	-	-	-	-	-	-	(2,065,825)	(2,065,825)
Balance, June 30, 2025	1,050,000	$1,050	1	$1	9,870	$10	12,538,968	$12,539	$40,584,077	$(69,618,927)	$(29,021,250)

For the Three Months Ended June 30, 2025

	Series AA Preferred Stock		Series CC Preferred Stock		Series DD Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, April 1, 2025	1,050,000	$1,050	-	$-	9,870	$10	12,538,968	$12,539	$40,182,830	$(68,313,142)	$(28,116,712)
Issuance of preferred CC stock with debt	-	-	1	1	-	-	-	-	400	-	400
Warrants issued with note	-	-	-	-	-	-	-	-	400,847	-	400,847
Net loss	-	-	-	-	-	-	-	-	-	(1,305,785)	(1,305,785)
Balance, June 30, 2025	1,050,000	$1,050	1	$1	9,870	$10	12,538,968	$12,539	$40,584,077	$(69,618,927)	$(29,021,250)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Regenerative Medical Technology Group Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Six Months Ended June 30, 2024

	Series AA Preferred Stock		Series CC Preferred Stock		Series DD Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2023	1,050,000	$1,050	-	$-	9,870	$10	12,493,938	$12,494	$40,181,074	$(61,990,131)	$(21,795,503)
Net loss	-	-	-	-	-	-	-	-	-	(4,037,640)	(4,037,640)
Balance, June 30, 2024	1,050,000	$1,050	-	$-	9,870	$10	12,493,938	$12,494	$40,181,074	$(66,027,771)	$(25,833,143)

For the Three Months Ended June 30, 2024

	Series AA Preferred Stock		Series CC Preferred Stock		Series DD Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, April 1, 2024	1,050,000	$1,050	-	$-	9,870	$10	12,493,938	$12,494	$40,181,074	$(63,951,151)	$(23,756,523)
Net income (Loss)	-	-	-	-	-	-	-	-	-	(2,076,620)	(2,076,620)
Balance, June 30, 2024	1,050,000	$1,050	-	$-	9,870	$10	12,493,938	$12,494	$40,181,074	$(66,027,771)	$(25,833,143)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Regenerative Medical Technology Group Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,065,825)	$(4,037,640)
Non-cash adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of debt discount	57,864	2,056,217
Depreciation and amortization expense	106,646	159,543
Change in fair value of derivative liability	1,477	2,206
Preferred shares issued with debt	401	-
Changes in operating assets and liabilities:
Accounts receivable	(14,071)	(232)
Prepaid expenses	(105,179)	(18,110)
Inventory	(95,573)	(6,680)
Other asset	-	(1,696)
Accounts payable and accrued liabilities	1,573,277	2,044,756
CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(540,984)	198,364

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(110,582)	(111,811)
CASH USED BY INVESTING ACTIVITIES	(110,582)	(111,811)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of debt	1,100,000	-
CASH PROVIDED BY FINANCING ACTIVITIES	1,100,000	-

Net increase in cash	448,434	86,553

Cash, beginning of period	1,165,820	530,540

Cash, end of period	$1,614,254	$617,093

Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH FINANCING ACTIVITIES
Preferred series CC shares issued with debt	$401,248	$-
Warrants discount issued with debt	$400,847	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Regenerative Medical Technology Group Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization and History

Regenerative Medical Technology Group Inc. (the “Company”) was originally organized under the laws of Washington State in 1999, as Spectrum Ventures, LLC to develop market and sell VOIP (Voice over Internet Protocol) services. In 2002, the Company changed its name to Nxtech Wireless Cable Systems, Inc. In August 2007, the Company changed its name to Oriens Travel & Hotel Management Corp. In November 2014, the Company changed its name to Pure Hospitality Solutions, Inc.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Global Stem Cells Group Inc. (since August 18, 2021) and Cellular Hope Institute, wholly-owned subsidiary of Global Stem Cells Group Inc. These condensed consolidated financial statements have been prepared and, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the consolidated financial position and the consolidated statements of income and consolidated cash flows for the periods presented in conformity with generally accepted accounting principles for interim consolidated financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X, Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America. Operating results for the six months ended June 30, 2025, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2024, filed on April 15, 2025, which can be found at www.sec.gov. All significant intercompany transactions have been eliminated in consolidation.

.

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

Cash and Cash Equivalents

The Company considers all highly liquid accounts with original maturities of three months or less to be cash equivalents. At June 30, 2025, and December 31, 2024, all of the Company’s cash was deposited in major banking institutions. There were no cash equivalents as of June 30, 2025, and December 31, 2024. Our cash balances at financial institutions may exceed the Federal Deposit Insurance Company’s (FDIC) insured limit of $250,000 from time to time.

Accounts Receivable

Accounts receivables are recorded at original invoice amount less an allowance for uncollectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on collectability of accounts receivable and prior bad debt experience. Accounts receivable balances are written off against the allowance upon management’s determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Management believes that credit risks on accounts receivable will not be material to the financial position of the Company or results of operations. The allowance for doubtful accounts was $0 and $0 as of June 30, 2025, and December 31, 2024, respectively.

Intangible Assets

Intangible assets with finite lives are amortized over their estimated useful lives. Intangible assets with indefinite lives are not amortized but are tested for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment was recognized for the three months ended June 30, 2025, and the year ended December 31, 2024.

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

Diluted net loss per share is calculated by including any potentially dilutive share issuances in the denominator. The following securities are excluded from the calculation of weighted average diluted shares on June 30, 2025, and December 31, 2024, respectively, because their inclusion would have been anti-dilutive.

	June 30,	December 31,
	2025	2024
Convertible notes outstanding	143,395	180,346
Convertible preferred stock outstanding	39,244,337	39,251,798
Shares underlying warrants outstanding	82,526,461	70,000,000
	121,914,193	109,412,144

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

At June 30, 2025, and December 31, 2024, the carrying amounts of the Company’s financial instruments, including cash, account payables, and accrued expenses, approximate their respective fair value due to the short-term nature of these instruments.

At June 30, 2025, and December 31, 2024, the Company does not have any assets or liabilities except for derivative liabilities related to convertible notes payable required to be measured at fair value in accordance with FASB ASC Topic 820, Fair Value Measurement.

The following presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value as of June 30, 2025, and December 31, 2024:

	Level 1		Level 2		Level 3	Total
June 30, 2025
Derivative liability	$		$		$6,166	$6,166
Total		$-		$-	$6,166	$6,166

December 31, 2024
Derivative liability	$		$		$4,689	$4,689
Total		$-		$-	$4,689	$4,689

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

Recently Adopted Accounting Pronouncements. In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). The amendments in this update expand segment disclosure requirements, including new segment disclosure requirements for entities with a single reportable segment among other disclosure requirements. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of this standard is on a modified retrospective basis and had no impact on the Company’s financial position, results of operations, cash flows or net income per share. As of 2025 and 2024 the Company had one reporting segment, all revenue is reported under this segment Global Stem Cells Group.

Other accounting standards and amendments to existing accounting standards that have been issued and have future effective dates are not applicable or are not expected to have a significant impact on the Company’s condensed consolidated financial statements.

Going Concern

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, resulting in an accumulated deficit of $69,618,927 and a working capital deficit of $28,630,295 as of June 30, 2025, and future losses are anticipated. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

The following table presents the Company’s revenue by product category for the six months ended June 30, 2025, and 2024:

	For the Six Months Ended June 30,
	2025	2024
Training	$279,885	$267,827
Product supplies	1,030,089	769,237
Equipment	8,435	102,060
Patient procedures	1,029,450	471,239
Total revenue	$2,347,859	$1,610,363

Listed below are the revenues, cost of revenues, gross profits, assets and net loss by Company:

	For the Six Months Ended
	June 30, 2025
	Global Stem Cells Group	Regenerative Medical Technology Group	Total
Revenue	$2,347,859	$-	$2,347,859
Cost of revenue	818,133	-	818,133
Gross profit	$1,529,726	$-	$1,529,726
Gross Profit %	65.15%	0.00%	65.15%

Net loss	$(7,579)	$(2,058,246)	$(2,065,825)
Assets	$2,666,976	$1,819,853	$4,486,828

NOTE 4 – NOTES PAYABLE

Convertible Notes Payable

On November 25, 2019, the Company, pursuant to the certificate of designation of the Series BB Preferred Stock, elected to exchange the preferred shares for other indebtedness calculated at a price per share equal to $1.20. Upon the Company’s mailing of the Exchange Agreement, the shareholder had the option within 30 days of such mailing date and subject to the execution of this Agreement to receive the Indebtedness in the form of a convertible note. If the shareholder does not give the Company notice, the indebtedness shall automatically be issued in the form of a promissory note. The convertible note agreements bear no interest and have a four (4) year maturity date. The notes may be repaid in whole or in part at any time prior to maturity. There are no shares of common stock issuable upon the execution of the promissory notes. The notes are convertible, at the investors’ sole discretion, into shares of common stock at conversion price equal to the lowest bid price of the Common Stock as reported on the National Quotations Bureau OTC Markets exchange for the three prior trading days including the day upon which a Notice of Conversion is received by the Company. As of December 31, 2019, 81,043 Preferred Series BB shares were exchanged for an aggregate of $97,252 convertible notes. During the periods ending June 30, 2025, and December 31, 2024, the Company made no payments on the outstanding convertible notes.

The balance of the convertible notes as of June 30, 2025, and December 31, 2024, is as follows:

	June 30,	December 31,
	2025	2024
Convertible notes payable	$43,138	$43,138
Less: Discount	-	-
Convertible notes payable, net	$43,138	$43,138

During the periods ending June 30, 2025, and December 31, 2024, the Company incurred no debt discount amortization expense and made no payments on the outstanding convertible notes. As of June 30, 2025, and December 31, 2024, the Company had no accrued interest on convertible notes.

Promissory Notes Payable

During 2015, the Company entered into line of credit with Digital Arts Media Network treated as a promissory note. The promissory note bear interest at ten (10%) and have a one (1) year maturity date. The notes may be repaid in whole or in part at any time prior to maturity. There are no shares of common stock issuable upon the execution of the promissory notes. As of June 30, 2025, and December 31, 2024, the principal balance of the outstanding loan was $130,025 and $130,025, respectively, and accrued interest of $125,087 and $118,639, respectively.

On November 25, 2019, the Company, pursuant to the certificate of designation of the Series BB Preferred Stock, elected to exchange the preferred shares for other indebtedness calculated at a price per share equal to $1.20. Upon the Company’s mailing of the Exchange Agreement, the shareholder had the option, within 30 days of such mailing date to receive the indebtedness in the form of a convertible note. If the shareholder did not give the Company notice, the indebtedness shall automatically be issued in the form of a promissory note without any conversion feature. The promissory notes bear no interest and have a four (4) year maturity date with a 20% premium to be paid upon maturity. The notes may be repaid in whole or in part at any time prior to maturity. As of December 31, 2019, 276,723 Preferred Series BB shares were exchanged for an aggregate of $332,068 promissory notes. As of June 30, 2025, and December 31, 2023, the aggregate loan balances outstanding were $398,482 and $398,482, respectively, and no unamortized discounts. This loan is currently in default.

On December 3, 2019, Melvin Pereira, the prior CEO, converted 18,500 shares of the 25,000 shares of Series BB preferred stock to acquire one hundred (100%) percent of Meso’s common stock into 250,999 shares of the Company’s common stock and elected to exchange the remaining 6,500 shares of Series BB preferred stock for a promissory note of $7,800, which is shown as a related party note payable on the balance sheet on June 30, 2025 and December 31, 2023. This loan is currently in default.

At December 7, 2020, the Company exchanged $5,379,624 of principal, default penalty and accrued but unpaid interest on convertible notes for $5,379,624 promissory notes and cashless warrants to purchase 15,000,000 shares of our common stock with three separate lenders. The new notes have a maturity date of November 23, 2023, and an aggregate principal amount of $5,379,624 shall bear interest at a fifteen (15%) percentage compounded annual interest rate and, as an incentive; we have issued cashless warrants to purchase 15,000,000 shares of our common stock at an exercise price of $0.03 per share in connection with the restructuring. The Company recorded the fair value of the 15,000,000 warrants issued with debt at approximately $262,376 at December 31, 2020, as a discount. Lender is granted security interest and lien in all rights, title and interest in the assets and property of the as collateral. On November 20, 2023, both the Company and two separate lenders hereby agree to terminate the 2020 Secured Note in the amount of $2,506,827 in exchange for an aggregate consideration of $300,000 and new notes. The 2020 Secured Note shall become null, and void and the Company shall no longer be liable for any amounts related to the 2020 Secured Note. As of June 30, 2025, and December 31, 2024, the aggregate loan balances outstanding were $2,872,797 and $2,872,797, respectively, and no unamortized discount. This loan is currently in default.

The new notes have a maturity date of November 20, 2028, an aggregate principal amount of $1,999,999, and bear interest at a six (6%) percentage annual interest rate. In accordance with ASC 470-50-40-10 and ASC 470-50-40-11 guidance the Company has determined that this should be treated as a debt extinguishment. Since the old debt was derecognized and new debt was recorded at fair value a gain was recorded between the net carrying value of the original debt and the fair value of the new debt. The consideration was paid to the existing lender and not a third party therefore the consideration was expensed as an offset to the gain. As of June 30, 2025, and December 31, 2024, the outstanding loan balance was $1,999,999 and $1,999,999, respectively.

On December 9, 2020, the Company entered into a Promissory Debentures with a lender in the amount of $110,000 which bear compounded annual interest at fifteen (15%) percent and have a two (2) year maturity date and cashless warrants to purchase 1,000,000 shares of our common stock. The notes may be repaid in whole or in part at any time prior to maturity. The lender had advanced a total of $100,000, net of discount in the amount of $10,000 to the Company. The Company recorded the fair value of the 1,000,000 warrants issued with debt at approximately $17,491 at December 31, 2020, as a discount.  As of June 30, 2025, and December 31, 2024, the outstanding loan balance was $110,000 and $110,000, respectively, and no unamortized discount. This loan is currently in default.

On January 6, 2021, the Company entered into a Promissory Debentures with a lender in the amount of $1,000,000 which bear interest at fifteen (15%) percent and have a one (1) year maturity date and cashless warrants to purchase 10,000,000 shares of our common stock, at exercise prices of $0.03 per share. The notes may be repaid in whole or in part at any time prior to maturity. The lender had advanced a total of $900,000, net of discount in the amount of $100,000 to the Company. The Company recorded the fair value of the 10,000,000 warrants issued with debt at approximately $237,811 at the date of issuance as a discount. As of June 30, 2025, and December 31, 2024, the outstanding loan balance was $1,000,000 and $1,000,000, respectively, and no unamortized discount. This loan is currently in default.

On June 22, 2021, the Company entered into a Promissory Debentures with a lender in the amount of $11,600,000 which bears interest at twelve (12%) percent and have a three (3) year maturity date and cashless warrants to purchase 70,000,000 shares of our common stock, at exercise prices of $0.10 per share. The notes may be repaid in whole or in part at any time prior to maturity. The lender had advanced a total of $10,500,000, net discount in the amount of $1,100,000 to the Company. The Company recorded the fair value of the 70,000,000 warrants issued with debt at approximately $5,465,726 at the date the warrants were issued as a discount. Lender is granted senior security interest and lien in all rights, title and interest in the assets and property of the Company as collateral. As of June 30, 2025, and December 31, 2024, the outstanding loan balance was $11,600,000 and $11,600,000, respectively, and no unamortized discount. This loan is currently in default.

On August 18, 2021, through a Stock Purchase Agreement in which 100% of the outstanding shares of Global Stem Cell Group, Inc. the Company acquired a 2018 Jaguar F-Pace which was acquired from Benito Novas for $45,000 on January 8, 2019, and assumed the related auto loan, with an original loan amount of $20,991 at 8.99% interest for 48 months and monthly payments of $504.94. As of June 30, 2025, and December 31, 2024, the principal balance of the outstanding auto loan was $0.00 and $0.00, respectively.

On August 18, 2021, through a Stock Purchase Agreement in which 100% of the outstanding shares of Global Stem Cell Group, Inc. the Company assumed the November 17, 2020, agreement with an Investor for proceeds in the amount of $400,000 treated as a promissory. In exchange for the gross proceeds, the Investor shall receive the right to a perpetual 7.75% (payment percentage) of the revenues of Global Stem Cell Group. The payments of the payment percentage shall be calculated by multiplying the gross quarterly revenues appearing in the financial statements by the payment percentage and treated as accrued interest. Payments shall be made ninety (90) days from the end of each respective fiscal quarter with the first payment to be made on the quarter ending December 31, 2020. Payments may be accrued and deferred if payment would deplete cash, cash equivalent and/or short-term investment balances on each respective fiscal quarter by more than twenty (20%) percent. As of June 30, 2025, and December 31, 2024, the principal balance of the outstanding loan was $400,000 and $400,000, respectively, and accrued interest totals $889,878 and $707,919, respectively. This debt instrument is currently in default due to the non-payment of interest.

On September 20, 2021, the Company entered into a Promissory Debentures with a lender in the amount of $1,100,000 which bear interest at twelve (12%) percent and have a three (3) year maturity date and cashless warrants to purchase 7,500,000 shares of our common stock, at exercise prices of $0.085 per share. The notes may be repaid in whole or in part at any time prior to maturity. The lender had advanced a total of $1,000,000, net of discount in the amount of $100,000 to the Company. The Company recorded the fair value of the 7,500,000 warrants issued with debt at approximately $360,607 at the time of issuance as a discount. As of June 30, 2025, and December 31, 2024, the outstanding loan balance was $1,100,000 and $1,100,000, respectively, and no unamortized discount. This loan is currently in default.

On December 30, 2021, the parties wished to modify the terms of the Promissory Debentures dated July 13, 2020, in the amount of $6,000 and accrued interest in the amount of $1,578 by issuing a new promissory note and extend the date of maturity. In consideration for the new terms, the Promissory Debenture dated December 30, 2021, shall include a five (5%) percent premium for a total of $7,958 which bear interest at twelve (12%) percent and have a seventeen (17) months maturity date. The notes may be repaid in whole or in part at any time prior to maturity. As of June 30, 2025, and December 31, 2024, the outstanding loan balance was $7,958 and $7,958, respectively, and no unamortized discount. This loan is currently in default.

On December 30, 2021, the parties wished to modify the terms of the Promissory Debentures dated July 15, 2020, in the amount of $84,000 and accrued interest in the amount of $22,162 by issuing a new promissory note and extend the date of maturity. In consideration for the new terms, the Promissory Debenture dated December 30, 2021, shall include a five (5%) percent premium for a total of $111,470 which bear interest at twelve (12%) percent and have a seventeen (17) months maturity date. The notes may be repaid in whole or in part at any time prior to maturity. As of June 30, 2025, and December 31, 2024, the outstanding loan balance was $111,470 and $111,470, respectively, and no unamortized discount. This loan is currently in default.

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

On April 9, 2025, the Company entered into a Promissory Debentures with a lender in the amount of $1,375,000 which bears interest at fifteen (15%) percent and the issuance of one share of the Company’s newly created Series CC Preferred Stock to the Investor and a ten-year warrant (the “Warrant”) to purchase up to 999 shares of Series CC Preferred Stock at an exercise price of $1.00 per share. The notes may be repaid in whole or in part at any time prior to maturity. The lender had advanced a total of $1,100,000, net discount in the amount of $275,000 to the Company. The Company recorded the fair value of the warrants to purchase up to 999 shares of Series CC Preferred Stock issued with debt at approximately $400,847 at the date the warrants were issued as a discount. As of June 30, 2025, the outstanding loan balance was $1,375,000.

The balance of the promissory notes as of June 30, 2025, and December 31, 2024, is as follows:

	June 30,	December 31,
	2025	2024
Notes payable, net	$17,722,932	$19,722,931
Notes payable-related parties	7,800	7,800
Notes payable, net of current portion	3,374,999	-
	21,105,731	19,730,731
Less: Discount	(617,983)	-
Promissory notes payable, net	$20,487,748	$19,730,731

During the periods ending June 30, 2025, and December 31, 2024, the Company made no payments, respectively, on the outstanding promissory notes, and recorded $1,891,357 and $3,514,928, respectively, of interest expense and $57,864 and $2,116,765, respectively, of debt discount expense and recorded $1,511,297 gain on extinguishment of debt. As of June 30, 2025, and December 31, 2024, the Company had approximately $12,396,257 and $10,504,901, respectively, of accrued interest. As of June 30, 2025, and December 31, 2024, the principal balance of outstanding promissory notes payable was $21,105,731 and $19,730,731, respectively.

Derivatives Liabilities

The Company determined that the convertible notes outstanding as of June 30, 2025, contained an embedded derivative instrument as the conversion price was based on a variable that was not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40.

The Company determined the fair values of the embedded convertible notes derivatives and tainted convertible notes using the lattice valuation model with the following assumptions:

June 30,
2025
Common stock issuable	143,395
Market value of common stock on measurement date	$0.043
Adjusted exercise price	$0.06
Risk free interest rate	3.99%
Instrument lives in years	0.00 Year
Expected volatility	327.90%
Expected dividend yields	None

On December 7, 2020, the Company exchanged $5,379,624 of principal, default penalty and accrued but unpaid interest on convertible notes for $5,379,624 promissory notes and cashless warrants to purchase 15,000,000 shares of our common stock which eliminated the derivative liability associated with this debt.

The balance of the fair value of the derivative liability as of June 30, 2025, and December 31, 2024, is as follows:

Balance at December 31, 2023	$2,146
Additions	-
Fair value loss	2,543
Conversions	-
Balance at December 31, 2024	4,689
Additions	-
Fair value gain	1,477
Conversions	-
Balance at June 30, 2025	$6,166

NOTE 5 – STOCKHOLDERS’ EQUITY

Our authorized capital stock consists of 100,000,000 shares of common stock, with a par value of $0.001 per share, and 11,000,000 shares of preferred stock, with a par value of $0.001 per share. As of June 30, 2025, there were 12,538,968 shares of our common stock issued and outstanding, and 1,059,871 shares of our preferred stock issued and outstanding. Our shares of common stock are held by 143 stockholders of record, and the preferred stock is held by 3 stockholders of record.

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

On April 9, 2025, the Company entered into a Promissory Debentures with a lender in the amount of $1,375,000 which bears interest at fifteen (15%) percent and the issuance of one share of the Company’s newly created Series CC Preferred Stock to the Investor and a ten-year warrant (the “Warrant”) to purchase up to 999 shares of Series CC Preferred Stock at an exercise price of $1.00 per share. The Company recorded the fair value of the warrants to purchase up to 999 shares of Series CC Preferred Stock issued with debt at approximately $400,847 at the date the warrants were issued as a discount.

The following table summarizes the Company’s warrant transactions during the quarter ended June 30, 2025, and year ended December 31, 2024:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at year ended December 31, 2023	87,500,000	$0.091
Granted	-	-
Exercised	-	-
Expired	(17,500,000)	-0.055
Outstanding at year ended December 31, 2024	70,000,000	$0.100
Granted	12,526,461	0.0001
Exercised	-	-
Expired	-	-
Outstanding at quarter ended June 30, 2025	82,526,461	$0.080

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

As of June 30, 2025, and December 31, 2024, the Company has 1,050,000 and 1,050,000 preferred shares of Series AA Preferred Stock issued and outstanding, respectively. During the period of these financial statements, no dividend was declared or paid on the Series AA preferred shares.

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

As of June 30, 2025, and December 31, 2024, the Company had no preferred shares of Series BB Preferred Stock issued and outstanding.

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

On April 9, 2025, the Company entered into a Promissory Debentures with a lender in the amount of $1,375,000 which bears interest at fifteen (15%) percent and the issuance of one share of the Company’s newly created Series CC Preferred Stock to the Investor and a ten-year warrant (the “Warrant”) to purchase up to 999 shares of Series CC Preferred Stock at an exercise price of $1.00 per share.

As a result of the Agreement, the Company filed with the Nevada Secretary of State on April 10, 2025, the certificate of designation preferences of its series of preferred stock to create a newly series of preferred stock designated as “Series CC Convertible Preferred Stock”, and the number of shares constituting such series shall be 1,000 par value $0.001.

Each holder of outstanding shares of Series CC Convertible Preferred Stock shall be entitled to its shares of Series CC Convertible Preferred Stock into a number of fully paid and non-assessable shares of common stock determined by dividing the number of issued and outstanding shares of common stock of the Company on the date of conversion, by 1,000 (Conversion Price”). The Company recorded the fair value of the one share of the Company’s newly created Series CC Preferred Stock issued with debt at approximately $401.

The holders of the Series CC Convertible Preferred Stock shall not be entitled to receive dividends paid on the Company’s common stock.

The holders of the Series CC Convertible Preferred Stock shall not be entitled to vote on any matter submitted to the shareholders of the Company for their vote, waiver, release or other action.

As of June 30, 2025, the Company had 1 preferred share of Series CC Preferred Stock issued and outstanding.

Series DD Preferred Stock

Each holder of outstanding shares of Series DD Convertible Preferred Stock shall be entitled to its shares of Series DD Convertible Preferred Stock into a number of fully paid and non-assessable shares of common stock determined by multiplying the number of issued and outstanding shares of common stock of the Company on the date of conversion by 3.17 conversion price.

The holders of the Series DD Convertible Preferred Stock Series shall not be entitled to receive dividends paid on the Company’s common stock.

The holders of the Series DD Convertible Preferred Stock shall not be entitled to vote on any matter submitted to the shareholders of the Company for their vote, waiver, release or other action.

As of June 30, 2025, and December 31, 2024, the Company had 9,870 and 9,870 preferred shares of Series DD Convertible Preferred Stock issued and outstanding, respectively. During the period of these financial statements, no dividend was declared or paid on the Series DD preferred shares.

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

NOTE 6 – RELATED PARTY TRANSACTIONS

In consideration of mutual covenants set forth in the Professional Service Consulting Agreement, Dave Christensen, current Director, President, Chief Executive Officer, Chief Financial Officer and Secretary, shall be compensated monthly based on an annual rate of $90,000 starting January 1, 2022. Additionally, the agreement includes an issuance of 896 shares of Series DD Preferred Stock of the Company. The amount of 448 shares were issued on August 18, 2021, and the remaining 448 were issued on February 18, 2022. Amounts paid to Enterprise Technology Consulting, a Company owned 100% by Dave Christensen, CEO, for consulting services during the six months ended June 30, 2025, and June 30, 2024, were $45,000 and $45,000, respectively.

On August 18, 2021, through a Stock Purchase Agreement in which 100% of the outstanding shares of Global Stem Cell Group, Inc. the Company acquired a 2018 Jaguar F-Pace which was acquired from Benito Novas for $45,000 on January 8, 2019, and assumed the related auto loan, with an original loan amount of $20,991 at 8.99% interest for 48 months and monthly payments of $504.94. As of June 30, 2025, and December 31, 2024, the principal balance of the outstanding auto loan was $0.00.

Benito Novas’ brother, sister and nephew provide marketing/administrative and training/R&D services to Global Stem Cells Group and were paid as consultants during the six months ended June 30, 2025, and June 30, 2024, in the aggregate $167,775 and $122,107, respectively.

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

During the six months ended June 30, 2025, and June 30, 2024, the Company paid $65,058 and $40,981, respectively in rent expense.

NOTE 8 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	June 30, 2025	December 31, 2024
Computer, equipment and vehicles (5 year useful life)	$256,864	$181,552
Leasehold improvements (2 year useful life)	737,137	701,867
Less: accumulated depreciation	(489,593)	(431,717)
Total property and equipment, net	$504,409	$451,703

Depreciation expense for the six months ended June 30, 2025, and June 30, 2024, was $57,876 and $110,773, respectively.

We evaluate the carrying value of long-lived assets for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Further testing of specific assets or grouping of assets is required when undiscounted future cash flows associated with the assets are less than their carrying amounts. An asset is considered to be impaired when the anticipated undiscounted future cash flows of an asset group are estimated to be less than its carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows. We recorded no impairment of long-lived assets for the six months ended June 30, 2025, and the year ended December 31, 2024.

NOTE 9 – INTELLECTUAL PROPERTY

A third-party independent valuation specialist was asked to determine the value of Global Stem Cell Group, Inc., tangible and intangible assets assuming the offering price was at fair value. In order to perform the purchase price allocation, the tangible and intangible assets were valued as of August 18, 2021.

The Fair Value of the intangible assets as of the Valuation Date is reasonably represented as:

	June 30, 2025	December 31, 2024
Tradename - Trademarks	$87,700	$87,700
Intellectual Property / Licenses	363,000	363,000
Customer Base	37,000	37,000
Intangible assets	487,700	487,700
Less: accumulated amortization	(377,466)	(328,696)
Total intangible assets, net	$110,234	$159,004

Amortization is computed on straight-line method based on estimated useful lives of 5 years. During the six months ended June 30, 2025, and June 30, 2024, the Company recorded amortization expense of the intellectual property of $48,770 and $48,770, respectively.

NOTE 10 – OPERATING LEASES

During the period ending December 31, 2021, Global Stem Cell Group, Inc. entered into the Cancun lease with HELLIMEX, S.A. DE CV. The property is located in the Tulum Trade Center, consisting of 1,647 square feet with a monthly rent of $2,714 and a security deposit of $5,588. The lease began on January 16, 2022, and ended on January 15, 2024.

In January 2022, the Company began the buildout of the clinic and began to order equipment. The Cancun facility was inaugurated in May 2022 and is accredited both by the Mexican General Health Council and Cofepris (Mexican FDA).

Due to the expansion of the Cancun Clinic, an additional 1,216 square feet Global Stem Cell Group, Inc. entered into a new Cancun lease with RIVIERA MAYA, S.A. DE C.V that began on January 16, 2024, and will end on January 15, 2026. The property is located in the Tulum Trade Center, consisting of 2,863 square feet with a monthly rent of $6,341 and a security deposit of $11,725.

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

The following table summarizes the Company’s undiscounted cash payment obligations for its non-cancelable lease liabilities through the end of the expected term of the lease:

2025	$31,770
2026	66,084
2027	68,724
2028	71,472
2029	74,328
Total undiscounted cash payments	312,378
Less interest	(38,917)
Present value of payments	$273,461

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

The following table summarizes the Company’s carrying amount of goodwill during the six months ended June 30, 2025, and the year ended December 31, 2024:

Goodwill
Balance at December 31, 2023	$1,679,978
Acquisition	-
Impairment	-
Balance at December 31, 2024	$1,679,978
Acquisition	-
Impairment	-
Balance at June 30, 2025	$1,679,978

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

NOTE 12 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, we have analyzed events and transactions that occurred subsequent to June 30, 2025, through the date these financial statements were issued and have determined that we do not, aside from the following, have any other material subsequent events to disclose or recognize in these financial statements.

On August 14, 2025, the Company entered into an Extension Agreement (“Extension”) with an otherwise unaffiliated third-party investor (the “Investor”), pursuant to which the Company and Investor agrees to extend the Maturity Date of the non-convertible senior secured promissory note entered into on December 7, 2020, with a principal value of $2,872,797 which is currently in default to July 31, 2026, the Extended Date.

In consideration for the Extension, the Company shall issue to the Investor warrants (“Warrants”) right to purchase up to 18,000,000 shares of common stock of the Company at an exercise price of $0.05 per share. The Warrants shall have a term of three (3) years and shall have a cashless exercise.

On August 14, 2025, the Company entered into an Extension Agreement (“Extension”) with an otherwise unaffiliated third-party investor (the “Investor”), pursuant to which the Company and Investor agrees to extend the Maturity Date of the non-convertible senior secured promissory note entered into on January 6, 2021, with a principal value of $1,000,000 which is currently in default to July 31, 2026, the Extended Date.

In consideration for the Extension, the Company shall issue to the Investor warrants (“Warrants”) right to purchase up to 6,000,000 shares of common stock of the Company at an exercise price of $0.05 per share. The Warrants shall have a term of three (3) years and shall have a cashless exercise.

On August 14, 2025, the Company entered into an Extension Agreement (“Extension”) with an otherwise unaffiliated third-party investor (the “Investor”), pursuant to which the Company and Investor agrees to extend the Maturity Date of the non-convertible senior secured promissory note entered into on June 22, 2021, with a principal value of $11,600,000 which is currently in default to July 31, 2026, the Extended Date.

In consideration for the Extension, the Company shall issue to the Investor warrants (“Warrants”) right to purchase up to 20,000,000 shares of common stock of the Company at an exercise price of $0.05 per share. The Warrants shall have a term of three (3) years and shall have a cashless exercise. The interest rate of the Note shall be increased to a compounded annual rate of 15% (“Interest”); and a one-time 10% premium.

On August 14, 2025, the Company entered into an Extension Agreement (“Extension”) with an otherwise unaffiliated third-party investor (the “Investor”), pursuant to which the Company and Investor agrees to extend the Maturity Date of the non-convertible senior secured promissory note entered into on September 20, 2021, with a principal value of $1,100,000 which is currently in default to July 31, 2026, the Extended Date.

In consideration for the Extension, the Company shall issue to the Investor warrants (“Warrants”) right to purchase up to 6,000,000 shares of common stock of the Company at an exercise price of $0.05 per share. The Warrants shall have a term of three (3) years and shall have a cashless exercise. The interest rate of the Note shall be increased to a compounded annual rate of 15% (“Interest”).

The company was notified on August 14, 2025, that the prepaid inventory product recorded as prepaid expense on balance sheet in the amount of $100,000 did not pass the required testing and was not delivered within the agreed timeframe The company has been reviewing the situation and has reached the conclusion that they will not be accepting the product and are in the process of securing a refund.

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

We work with doctors and their staff to provide products, solutions, equipment, services, and training to help them be successful in the application of Stem Cell Therapies. We also engage in patient procedures from treatments that GSCG is offering at its Cancun, Mexico clinic, and our clinic in a joint venture with an investor that was scheduled to open in September of 2025, but has been pushed to spring of 2026, located at the Hyatt Hotel in Jumeirah, a coastal residential area of Dubai UAE.

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

2025 New Affiliate Clinic Launches Signed

Our Strategic Affiliate Partnership Benefits gives RMTG unique access to new markets by partnering with industry leaders who provide Institutional Credibility and local Infrastructure. These new Geographic Expansions create New and exciting Revenue Generation creating multiple revenue streams through training fees, product sales, and certification programs into a new regional network.

◾	Puerto Rico: Strategic gateway between North and South American markets

◾	Argentina: Strategic gateway between Argentina and Paraguay

2025 Potential New Clinic Launches

◾	Saudia Arabia: Serving the rapidly growing Middle Eastern market

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

The Cancún facility, which achieved regulatory approval in 2024, will transition to full-scale production in 2025. This advanced manufacturing center is designed to support product demand across Latin America and beyond, with robust capacity for mesenchymal stem cell production, exosome isolation, and peptide synthesis. The facility incorporates state- of-the-art quality control systems, including real-time monitoring of production parameters, comprehensive batch testing protocols, and advanced storage capabilities for biological materials. We are pleased to announce that Cellgenic will host a soft opening of our new Advanced Cell Therapy Manufacturing Lab in Cancun during the September 2025 ISSCA Global Summit.

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

Central to our revenue diversification strategy is the strengthening of the Celgenic product line with new offerings in peptides, exosome therapies, and biologics. We believe these product categories represent significant growth opportunities as they address complementary therapeutic needs and can be used independently or in conjunction with our stem cell applications. Our 2025 product development roadmap includes the commercialization of several new formulations that have shown promising results in preliminary clinical applications, including, but not limited to, our new Peptide Pens. These pens are preloaded with active peptides in an easy to use injectable, patterned off the epi-pen design. This includes many new stacked or combined peptides, like our current best seller of both BPC-157 & TB-500 preloaded.

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

Results of Operations

Below is a summary of the results of operations for the three months ended June 30, 2025, and 2024.

	For the Three Months Ended June 30,
	2025	2024	$ Change	% Change
Revenue	$983,518	$793,329	$190,189	23.97%
Cost of revenue	397,686	266,445	131,241	49.26%
Gross profit	585,832	526,884	58,948	11.19%

Operating expenses
Advertising and marketing	147,605	97,175	50,430	51.90%
Professional fees	363,533	253,008	110,525	43.68%
Officer compensation	22,500	22,500	-	0.00%
Depreciation and
amortization expense	54,832	82,971	(28,139)	-33.91%
Investor relations	40,000	23,174	16,826	72.61%
General and administrative	207,448	262,037	(54,589)	-20.83%
Total operating expenses	835,918	740,865	95,053	12.83%
Net loss from operation	(250,086)	(213,981)	(36,105)	16.87%

Other income (expense)
Interest expense	(1,055,371)	(1,861,931)	806,560	-43.32%
Gain (loss) on derivative
financial instruments	(328)	708)	3809	-53.67%
Total other income (expense)	(894,999	(1,855,915)	960,916	-51.78%
Net loss	$(1,305,785)	$(2,076,620)	$770,835	-37.12%

Revenue

Revenue increased by 23.97% in the amount of $190,189 for the three months ended June 30, 2025, compared to the same period in 2024. The increase in revenue was a result of marketing and sales efforts to increase brand recognition and exposure in the industry. We experienced more lead generation in 2023 increasing equipment, products, and training sales in regions like Southeast Asia and the Middle East. The opening of the Cancun facility in the second half of 2022 also increased sales by providing a facility for physicians to come for training and perform patient procedures.

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

The following table presents our revenue by product category for the three months ended June 30, 2025, and 2024:

	For the Three Months Ended June 30,
	2025	2024
Training	$134,965	$157,494
Product supplies	403,434	413,756
Equipment	8,435	5,250
Patient procedures	436,685	216,829
Total revenue	$983,518	$793,329

Operating expenses

Operating expenses increased by 12.83% in the amount of $95,053 for the three months ended June 30, 2025, compared to the same period in 2024. Listed below are the major changes to operating expenses:

Advertising and marketing fees increased by $50,430 for the three months ended June 30, 2025, compared to the same period in 2024, primarily due to a decrease in advertising by Global Stem Cells Group.

Professional fees increased by $110,525 for the three months ended June 30, 2025, compared to the same period in 2024, primarily due to expansion of the Cancun facility.

Depreciation and amortization decreased by $28,139 for the three months ended June 30, 2025, compared to the same period in 2024, primarily due to a five-year lease extension on the Cancun facility.

Investor relations increased by $16,826 for the three months ended June 30, 2025, compared to the same period in 2024, primarily due to an agreement with an investor relation firm.

General and administrative expenses decreased by $54,589 for the three months ended June 30, 2025, compared to the same period in 2024, primarily due to Cancun renovations being completed.

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

Other expenses

Other expenses decreased by $806,940 for the three months ended June 30, 2025, compared to the same period in 2024, primarily as a result of a decrease in amortization of discount and finance charges of $973,574 offset by an increase of $167,014 of interest on promissory notes.

We had interest expense of $997,506 and $830,492 for the three months ended June 30, 2025, and 2024, respectively.

We expect to continue to experience high interest payments in the future as a result of our outstanding liabilities. If we are unable to generate sufficient revenues and/or additional financing to service this debt, there is a risk the lenders will call the notes, and we will be unable to repay the loans. If this happens, we could go out of business.

Net Loss

We recorded a net loss of $1,305,785 for the three months ended June 30, 2025, as compared with a net loss of $2,076,620 for the same period in 2024.

Below is a summary of the results of operations for the six months ended June 30, 2025, and 2024.

	For the Six Months Ended June 30,
	2025	2024	$ Change	% Change
Revenue	$2,347,859	$1,610,363	$737,496	45.80%
Cost of revenue	818,133	514,488	303,645	59.02%
Gross profit	1,529,726	1,095,875	433,851	39.59%

Operating expenses
Advertising and marketing	304,926	241,458	63,468	26.29%
Professional fees	695,266	501,390	193,876	38.67%
Officer compensation	45,000	45,000	-	0.00%
Depreciation and
amortization expense	106,646	159,543	(52,897)	-33.16%
Investor relations	40,000	46,442	(6,442)	-13.87%
General and administrative	453,015	421,128	31,887	7.57%
Total operating expenses	1,644,853	1,414,961	229,892	16.25%
Net income (loss) from operation	(115,127)	(319,086)	263,959	-63.92%

Other income (expense)
Interest expense	(1,949,221)	(3,716,348)	1,767,127	-47.55%
Gain (loss) on derivative
financial instruments	(1,477)	(2,206)	729	-33.05%
Total other income (expense)	(1,950,698)	(3,718,554)	1,767,856	-47.54%
Net loss	$(2,065,825)	$(4,037,640)	$1,971,815	-48.84%

Revenue

Revenue increased by 45.80% in the amount of $737,496 for the six months ended June 30, 2025, compared to the same period in 2024. The increase in revenue was a result of marketing and sales efforts to increase brand recognition and exposure in the industry. We experienced more lead generation in 2023 increasing equipment, products, and training sales in regions like Southeast Asia and the Middle East. The opening of the Cancun facility in the second half of 2022 also increased sales by providing a facility for physicians to come for training and perform patient procedures.

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

The following table presents our revenue by product category for the six months ended June 30, 2025, and 2024:

	For the Six Months Ended June 30,
	2025	2024
Training	$279,885	$267,827
Product supplies	1,030,089	769,237
Equipment	8,435	102,060
Patient procedures	1,029,450	471,239
Total revenue	$2,347,859	$1,610,363

Operating expenses

Operating expenses increased by 12.83% in the amount of $95,053 for the six months ended June 30, 2025, compared to the same period in 2024. Listed below are the major changes to operating expenses:

Advertising and marketing fees increased by $50,430 for the six months ended June 30, 2025, compared to the same period in 2024, primarily due to a decrease in advertising by Global Stem Cells Group.

Professional fees increased by $110,525for the six months ended June 30, 2025, compared to the same period in 2024, primarily due to expansion of the Cancun facility.

Depreciation and amortization decreased by $28,139 for the six months ended June 30, 2025, compared to the same period in 2024, primarily due to a five-year lease extension on the Cancun facility.

Investor relations decreased by $16,826 for the six months ended June 30, 2025, compared to the same period in 2024, primarily due to an agreement with an investor relation firm in February 2024 cancelled.

General and administrative expenses decreased by $54,589 for the six months ended June 30, 2025, compared to the same period in 2024, primarily due to Cancun renovations being completed.

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

Other expenses

Other expenses decreased by $1,767,856 for the six months ended June 30, 2025, compared to the same period in 2024, primarily as a result of a decrease in amortization of discount and finance charges of $1,998,352 offset by an increase of $231,225 of interest on promissory notes.

We had interest expense of $1,949,221 and $3,716,348 for the six months ended June 30, 2025, and 2024, respectively.

We expect to continue to experience high interest payments in the future as a result of our outstanding liabilities. If we are unable to generate sufficient revenues and/or additional financing to service this debt, there is a risk the lenders will call the notes, and we will be unable to repay the loans. If this happens, we could go out of business.

Net Loss

We recorded a net loss of $2,065,825 for the six months ended June 30, 2025, as compared with a net loss of $4,037,640 for the same period in 2024.

Liquidity and Capital Resources

Since inception, the Company has financed its operations through private placements, convertible notes, and unsecured and secured debt.

The following is a summary of the cash and cash equivalents as of June 30, 2025, and December 31, 2024.

	June 30, 2025	December 31, 2024	$ Change	% Change
Cash and cash equivalents	$1,614,254	$1,165,820	$448,434	38.47%

Summary of Cash Flows

Below is a summary of our cash flows for the six months ended June 30, 2025, and 2024.

	For the Six Months Ended June 30,
	2025	2024
Net cash provided by (used in) operating activities	$(540,984)	$198,364
Net cash used in investing activities	(110,582)	(111,811)
Net cash provided by financing activities	1,100,000	-
Net increase in cash and cash equivalents	$448,434	$86,553

Operating activities

Net cash used by operating activities was $540,984 during the six months ended June 30, 2025, and consisted of a net change in operating assets and liabilities of $1,358,454 and non-cash items of $166,388, offset by a net loss of $2,065,825 The non-cash items for the six months ended June 30, 2025, consisted of depreciation and amortization expenses of $106,646, amortization of debt discount of $57,864 and change in derivative liabilities of $1,477.

Net cash provided by operating activities was $198,364 during the six months ended June 30, 2024, and consisted of a net loss of $4,037,640, which was offset by a net change in operating assets and liabilities of $2,018,038 and non-cash items of $2,217,966. The non-cash items for the six months ended June 30, 2024, consisted of depreciation and amortization expenses of $159,543, amortization of debt discount of $2,056,217, and change in derivative liabilities of $2,206. The significant change in operating assets and liabilities was an increase in accounts payable and accrued liabilities, partially offset by the decrease in accounts receivable and prepaid expense.

Investing activities

Net cash used in investing activities was $110,582 and consisted of the purchase of property and equipment associated with the expansion of the Cancun facility during the six months ended June 30, 2025.

Net cash used in investing activities was $111,811 and consisted of the purchase of property and equipment associated with the expansion of the Cancun facility during the six months ended June 30, 2024.

Financing activities

Net cash provided by financing activities was $1,100,000 and consisted of a Promissory Debentures with a lender in the amount of $1,375,000 net discount in the amount of $275,000 during the six months ended June 30, 2025.

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

At June 30, 2025, we had limited cash of $1,614,254, a substantial working capital deficit, and although our revenues have increased, future losses are anticipated. Based upon the current financial condition, we do not have sufficient cash to operate our business at the current level for the next twelve months. We intend to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements. We plan to seek additional financing in a private equity offering to secure funding for operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired, and we could go out of business. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Going Concern

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, resulting in an accumulated deficit of approximately $69,618,927 and a working capital deficit of $28,630,295 as of June 30, 2025, and future losses are anticipated. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of June 30, 2025, the Company had no off-balance sheet arrangements.

Critical Accounting Policies

Our critical accounting policies have not materially changed during the quarter ended June 30, 2025. Furthermore, the preparation of our financial statements is in conformity with generally accepted accounting principles in the United States of America, or GAAP. The preparation of our financial statements requires management to make judgments and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. Our management believes that we consistently apply these judgments and estimates, and the financial statements fairly represent all periods presented. However, any differences between these judgments and estimates and actual results could have a material impact on our statements of income and financial position.

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

Other accounting standards and amendments to existing accounting standards that have been issued and have future effective dates are not applicable or are not expected to have a significant impact on the Company’s condensed consolidated financial statements.

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

At June 30, 2025, and December 31, 2024, the carrying amounts of the Company’s financial instruments, including cash, account payables, and accrued expenses, approximate their respective fair value due to the short-term nature of these instruments.

At June 30, 2025, and December 31, 2024, the Company does not have any assets or liabilities except for derivative liabilities related to convertible notes payable required to be measured at fair value in accordance with FASB ASC Topic 820, Fair Value Measurement.

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

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the three months ended June 30, 2025. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We have inadequate controls to ensure that information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting. Management evaluated the impact of the lack of timely communication between non–financial personnel and financial personnel on our assessment of our reporting controls and procedures and has concluded that the control deficiency represented a material weakness.

3.	The Company failed to account for the acquisition of GSCG using the full purchase accounting method in accordance with ASC 805.

To address these material weaknesses, management engaged financial consultants, performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. We have not remedied the material weaknesses as of June 30, 2025. The Company plans to take remedial action to address these weaknesses during the fiscal year ended December 31, 2025.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the six months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except the implementation of the controls identified above.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

The current portion of notes payable on the Company’s Condensed Consolidated Balance Sheets above contains, at June 30, 2025, certain promissory notes on which the Company was in arrears on payments of principal as follows:

◾	On November 17, 2020, the Company entered into an unsecured promissory note in the amount of $400,000. Pursuant to the terms of the note, the investor shall receive the right to a perpetual 7.75% (payment percentage) of the revenues of Global Stem Cell Group. As of June 30, 2025, the Company accrued $889,878 in interest expense. The note is currently in default due to the non-payment of interest.

◾	On December 7, 2020, the Company entered into a secured promissory note in the amount of $2,872,797. Pursuant to the terms of the note, the note bears fifteen (15%) interest, unsecured and is due on November 23, 2023. As of June 30, 2025, the Company accrued $2,614,697 in interest expense. The note is currently in default.

◾	On December 9, 2020, the Company entered into an unsecured promissory note in the amount of $110,000. Pursuant to the terms of the note, the note bears fifteen (15%) interest, unsecured and is due on December 9, 2023. As of June 30, 2025, the Company accrued $99,966 in interest expense. The note is currently in default

◾	On January 6, 2021, the Company entered into an unsecured promissory note in the amount of $1,000,000. Pursuant to the terms of the note, the note bears fifteen (15%) interest, unsecured and is due on January 6, 2022. As of June 30, 2025, the Company accrued $914,548 in interest expense. The note is currently in default

◾	On June 22, 2021, the Company entered into a secured promissory note in the amount of $11,600,000. Pursuant to the terms of the note, the note bears twelve (12%) interest, unsecured and is due on July 30, 2024. As of June 30, 2025, the Company accrued $6,852,609 in interest expense. The note is currently in default.

◾	On December 30, 2021, the Company entered into an unsecured promissory note in the amount of $7,958. Pursuant to the terms of the note, the note bears twelve (12%) interest, unsecured and is due on July 30, 2023. As of June 30, 2025, the Company accrued $3,936 in interest expense. The note is currently in default.

◾	On December 30, 2021, the Company entered into an unsecured promissory note in the amount of $111,470. Pursuant to the terms of the note, the note bears twelve (12%) interest, unsecured and is due on July 30, 2023. As of June 30, 2025, the Company accrued $55,139 in interest expense. The note is currently in default.

At June 30, 2025, and December 31, 2024, the Company had insufficient cash on hand to repay these notes. None of these notes have been paid, and management has indicated that no demand for payment for any of these notes has been received by the Company as of the date of this report. If we are unable to generate sufficient revenues and/or additional financing to service this debt, there is a risk the lenders will call the notes, secure our assets, as to those applicable secured notes, and demand payment. If this happens, we could go out of business.

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 formatted in Extensible Business Reporting Language (XBRL).
101.INS**	Inline XBRL Instance Document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

**	Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Dated August 19, 2025	Regenerative Medical Technology Group Inc.

	By:	/s/ David Christensen
David Christensen
President, Chief Executive Officer, Chief Financial Officer, Secretary and Director (Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)