Form 10-Q
period 2025-09-30
Regenerative Medical Technology Group Inc.
filed 2025-11-19
CIK 1760026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2025

or

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

As of November 19, 2025, there were 13,138,968 shares outstanding of the registrant’s common stock.

Regenerative Medical Technology Group Inc.

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Regenerative Medical Technology Group Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
	(Unaudited)	*
ASSETS
Current assets
Cash and cash equivalents	$1,185,695	$1,165,820
Accounts receivable	114,006	22,605
Inventory	155,886	10,115
Prepaid expenses	54,864	49,685
Total current assets	1,510,451	1,248,225
Property and equipment, net	677,544	451,703
Other assets	27,264	7,264
Intangible assets, net	85,849	159,004
Right of use asset, net	538,741	275,256
Goodwill	1,679,978	1,679,978
Total assets	$4,519,827	$3,821,429

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$337,595	$563,703
Accrued interest	15,368,806	10,504,901
Customer advances	172,146	55,684
Derivative liability	7,029	4,689
Lease liability, current portion	186,516	63,540
Convertible notes payable, net	43,138	43,138
Notes payable-related parties	7,800	7,800
Notes payable, net	1,150,135	17,722,932
Total current liabilities	17,273,165	28,966,386

Long term liabilities
Lease liability, net of current portion	357,272	211,716
Notes payable, net of current portion	16,943,831	1,999,999
Total liabilities	34,574,268	31,178,101

Commitments and contingencies (see Note 7)	-	-

Stockholders’ deficit
Preferred stock, $0.001 par value: 1,050,000 shares authorized as Series AA: 1,050,000 issued and outstanding as of September 30, 2025, and December 31, 2024, respectively	1,050	1,050
Preferred stock, $0.001 par value; 1,000 shares authorized as Series CC: 1 and 0 issued and outstanding as of September 30, 2025, and December 31, 2024, respectively	1	-
Preferred stock, $0.001 par value; 10,000 shares authorized as Series DD: 9,870 issued and outstanding as of September 30, 2025, and December 31, 2024, respectively	10	10
Common stock, $0.001 par value: 100,000,000 shares authorized: 12,538,968 issued and outstanding as of September 30, 2025, and December 31, 2024, respectively	12,539	12,539
Additional paid in capital	43,904,627	40,182,830
Accumulated deficit	(73,972,668)	(67,553,102)
Total stockholders’ deficit	(30,054,441)	(27,356,673)
Total liabilities and stockholders’ deficit	$4,519,827	$3,821,429

*	Derived from audited information

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Regenerative Medical Technology Group Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$1,180,534	$986,308	$3,528,393	$2,596,671
Cost of revenue	678,977	239,247	1,497,110	753,735
Gross profit	501,557	747,061	2,031,283	1,842,936

Operating expenses
Advertising and marketing	229,651	94,434	534,577	335,892
Professional fees	316,393	254,170	1,011,659	755,560
Officer compensation	22,500	22,500	67,500	67,500
Depreciation and amortization expense	76,078	88,828	182,724	248,371
Investor relations	25,000	3,403	65,000	49,845
General and administrative	277,696	264,078	730,711	685,205
Total operating expenses	947,318	727,413	2,592,171	2,142,373
Net income (loss) from operations	(445,761)	19,648	(560,888)	(299,437)

Other income (expense)
Interest expense	(3,490,962)	(905,572)	(5,440,183)	(4,621,920)
Derivative financial instruments	(865)	(1,222)	(2,340)	(3,428)
Loss on extinguishment of debt	(416,155)	-	(416,155)	-
Total other expense	(3,907,980)	(906,794)	(5,858,678)	(4,625,348)
Net loss	$(4,353,741)	$(887,146)	$(6,419,566)	$(4,924,785)

Basic and diluted earnings (loss) per share from:
Net loss per common share, basic and diluted	$(0.35)	$(0.07)	$(0.51)	$(0.39)

Weighted average number of common shares outstanding, basic and diluted	12,538,968	12,538,968	12,538,968	12,529,107

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Regenerative Medical Technology Group Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Nine Months Ended September 30, 2025

	Series AA Preferred Stock		Series CC Preferred Stock		Series DD Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2024	1,050,000	$1,050	-	$-	9,870	$10	12,538,968	$12,539	$40,182,830	$(67,553,102)	$(27,356,673)
Issuance of preferred CC stock with debt	-	-	1	1	-	-	-	-	400	-	401
Warrants issued with note	-	-	-	-	-	-	-	-	3,721,397	-	3,721,397
Net loss	-	-	-	-	-	-	-	-	-	(6,419,566)	(6,419,566)
Balance, September 30, 2025	1,050,000	$1,050	1	$1	9,870	$10	12,538,968	$12,539	$43,904,627	$(73,972,668)	$(30,054,441)

For the Three Months Ended September 30, 2025

	Series AA Preferred Stock		Series CC Preferred Stock		Series DD Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, July 1, 2025	1,050,000	$1,050	1	$1	9,870	$10	12,538,968	$12,539	$40,584,077	$(69,618,927)	$(29,021,250)
Warrants issued with note	-	-	-	-	-	-	-	-	3,320,550	-	3,320,550
Net loss	-	-	-	-	-	-	-	-	-	(4,353,741)	(4,353,741)
Balance, September 30, 2025	1,050,000	$1,050	1	$1	9,870	$10	12,538,968	$12,539	$43,904,627	$(73,972,668)	$(30,054,441)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Regenerative Medical Technology Group Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Nine Months Ended September 30, 2024

	Series AA Preferred Stock		Series CC Preferred Stock		Series DD Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2023	1,050,000	$1,050	-	$-	9,870	$10	12,493,938	$12,494	$40,181,074	$(61,990,131)	$(21,795,503)
Issuance of common stock for conversion of debt	-	-	-	-	-	-	45,030	45	1,756	-	1,801
Net loss	-	-	-	-	-	-	-	-	-	(4,924,785)	(4,924,785)
Balance September 30, 2024	1,050,000	$1,050	-	$-	9,870	$10	12,538,968	$12,539	$40,182,830	$(66,914,916)	$(26,718,487)

For the Three Months Ended September 30, 2024

	Series AA Preferred Stock		Series CC Preferred Stock		Series DD Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, July 1, 2024	1,050,000	$1,050	-	$-	9,870	$10	12,493,938	$12,494	$40,181,074	$(66,027,770)	$(25,833,142)
Issuance of common stock for conversion of debt	-	-	-	-	-	-	45,030	45	1,756	-	1,801
Net income (Loss)	-	-	-	-	-	-	-	-	-	(2,076,620)	(2,076,620)
Balance September 30, 2024	1,050,000	$1,050	-	$-	9,870	$10	12,538,968	$12,539	$40,182,830	$(66,914,916)	$(26,718,487)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Regenerative Medical Technology Group Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,419,566)	$(4,924,785)
Non-cash adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of debt discount	576,277	2,122,293
Depreciation and amortization expense	182,724	248,371
Change in fair value of derivative liability	2,340	3,428
Loss on extinguishment of debt	416,155	-
Preferred shares issued with debt	401	-
Changes in operating assets and liabilities:
Accounts receivable	(91,401)	(7,050)
Prepaid expenses	(5,179)	(22,567)
Inventory	(145,771)	(6,680)
Other asset	(20,000)	(1,696)
Accounts payable and accrued liabilities	4,759,305	3,059,992
CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(744,715)	471,306

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(335,411)	(165,419)
CASH USED BY INVESTING ACTIVITIES	(335,411)	(165,419)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of debt	1,100,000	-
CASH PROVIDED BY FINANCING ACTIVITIES	1,100,000	-
Net increase in cash	19,875	305,887
Cash, beginning of period	1,165,820	530,540

Cash, end of period	$1,185,695	$836,427

Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH FINANCING ACTIVITIES
Warrants discount issued with debt	$3,721,397	$-
Common shares issued for conversion of note	$-	$1,801

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Regenerative Medical Technology Group Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Global Stem Cells Group Inc. (since August 18, 2021) and Cellular Hope Institute, wholly-owned subsidiary of Global Stem Cells Group Inc. These condensed consolidated financial statements have been prepared and, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the consolidated financial position and the consolidated statements of income and consolidated cash flows for the periods presented in conformity with generally accepted accounting principles for interim consolidated financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X, Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America. Operating results for the nine months ended September 30, 2025, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2024, filed on April 15, 2025, which can be found at www.sec.gov. All significant intercompany transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid accounts with original maturities of three months or less to be cash equivalents. At September 30, 2025, and December 31, 2024, all of the Company’s cash was deposited in major banking institutions. There were no cash equivalents as of September 30, 2025, and December 31, 2024. Our cash balances at financial institutions may exceed the Federal Deposit Insurance Company’s (FDIC) insured limit of $250,000 from time to time.

Accounts Receivable

Accounts receivables are recorded at original invoice amount less an allowance for uncollectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on collectability of accounts receivable and prior bad debt experience. Accounts receivable balances are written off against the allowance upon management’s determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Management believes that credit risks on accounts receivable will not be material to the financial position of the Company or results of operations. The allowance for doubtful accounts was $0 and $0 as of September 30, 2025, and December 31, 2024, respectively.

Intangible Assets

Intangible assets with finite lives are amortized over their estimated useful lives. Intangible assets with indefinite lives are not amortized but are tested for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment was recognized for the three months ended September 30, 2025, and the year ended December 31, 2024.

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

Diluted net loss per share is calculated by including any potentially dilutive share issuances in the denominator. The following securities are excluded from the calculation of weighted average diluted shares on September 30, 2025, and December 31, 2024, respectively, because their inclusion would have been anti-dilutive.

	September 30,	December 31,
	2025	2024
Convertible notes outstanding	111,571	180,346
Convertible preferred stock outstanding	39,244,337	39,231,798
Shares underlying warrants outstanding	132,526,461	70,000,000
	171,882,369	109,412,144

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

At September 30, 2025, and December 31, 2024, the carrying amounts of the Company’s financial instruments, including cash, account payables, and accrued expenses, approximate their respective fair value due to the short-term nature of these instruments.

At September 30, 2025, and December 31, 2024, the Company does not have any assets or liabilities except for derivative liabilities related to convertible notes payable required to be measured at fair value in accordance with FASB ASC Topic 820, Fair Value Measurement.

The following presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value as of September 30, 2025, and December 31, 2024:

	Level 1		Level 2		Level 3	Total
September 30, 2025
Derivative liability	$		$		$7,029	$7,029
Total		$-		$-	$7,029	$7,029

December 31, 2024
Derivative liability	$		$		$4,689	$4,689
Total		$-		$-	$4,689	$4,689

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

Going Concern

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, resulting in an accumulated deficit of $73,972,668 and a working capital deficit of $15,762,714 as of September 30, 2025, and future losses are anticipated. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

The following table presents the Company’s revenue by product category for the nine months ended September 30, 2025, and 2024:

	For the Nine Months Ended September 30,
	2025	2024
Training	$658,844	$400,792
Product supplies	1,379,117	1,236,472
Equipment	8,435	121,225
Patient procedures	1,481,997	838,182
Total revenue	$3,528,393	$2,596,671

Listed below are the revenues, cost of revenues, gross profits, assets and net loss by Company:

	For the Nine Months Ended
	September 30, 2025
	Global Stem Cells Group	Regenerative Medical Technology Group	Total

Revenue	$3,528,393	$-	$3,528,393
Cost of revenue	1,497,110	-	1,497,110
Gross profit	$2,031,283	$-	$2,031,283
Gross Profit %	57.57%	0.00%	57.57%

Net loss	$(402,871)	$(6,016,695)	$(6,419,566)
Assets	$2,704,271	$1,815,556	$4,519,827

NOTE 4 – NOTES PAYABLE

Convertible Notes Payable

On November 25, 2019, the Company, pursuant to the certificate of designation of the Series BB Preferred Stock, elected to exchange the preferred shares for other indebtedness calculated at a price per share equal to $1.20. Upon the Company’s mailing of the Exchange Agreement, the shareholder had the option within 30 days of such mailing date and subject to the execution of this Agreement to receive the Indebtedness in the form of a convertible note. If the shareholder does not give the Company notice, the indebtedness shall automatically be issued in the form of a promissory note. The convertible note agreements bear no interest and have a four (4) year maturity date. The notes may be repaid in whole or in part at any time prior to maturity. There are no shares of common stock issuable upon the execution of the promissory notes. The notes are convertible, at the investors’ sole discretion, into shares of common stock at conversion price equal to the lowest bid price of the Common Stock as reported on the National Quotations Bureau OTC Markets exchange for the three prior trading days including the day upon which a Notice of Conversion is received by the Company. As of December 31, 2019, 81,043 Preferred Series BB shares were exchanged for an aggregate of $97,252 convertible notes. During the periods ending September 30, 2025, and December 31, 2024, the Company made no payments on the outstanding convertible notes.

The balance of the convertible notes as of September 30, 2025, and December 31, 2024, is as follows:

	September 30,	December 31,
	2025	2024
Convertible notes payable	$43,138	$43,138
Less: Discount	-	-
Convertible notes payable, net	$43,138	$43,138

During the periods ending September 30, 2025, and December 31, 2024, the Company incurred no debt discount amortization expense and made no payments on the outstanding convertible notes. As of September 30, 2025, and December 31, 2024, the Company had no accrued interest on convertible notes.

Promissory Notes Payable

During 2015, the Company entered into line of credit with Digital Arts Media Network treated as a promissory note. The promissory note bear interest at ten (10%) and have a one (1) year maturity date. The notes may be repaid in whole or in part at any time prior to maturity. There are no shares of common stock issuable upon the execution of the promissory notes. As of September 30, 2025, and December 31, 2024, the principal balance of the outstanding loan was $130,025 and $130,025, respectively, and accrued interest of $128,364 and $118,639, respectively.

On November 25, 2019, the Company, pursuant to the certificate of designation of the Series BB Preferred Stock, elected to exchange the preferred shares for other indebtedness calculated at a price per share equal to $1.20. Upon the Company’s mailing of the Exchange Agreement, the shareholder had the option, within 30 days of such mailing date to receive the indebtedness in the form of a convertible note. If the shareholder did not give the Company notice, the indebtedness shall automatically be issued in the form of a promissory note without any conversion feature. The promissory notes bear no interest and have a four (4) year maturity date with a 20% premium to be paid upon maturity. The notes may be repaid in whole or in part at any time prior to maturity. As of December 31, 2019, 276,723 Preferred Series BB shares were exchanged for an aggregate of $332,068 promissory notes. As of September 30, 2025, and December 31, 2024, the aggregate loan balances outstanding were $398,482 and $398,482, respectively, and no unamortized discounts. This loan is currently in default.

On December 3, 2019, Melvin Pereira, the prior CEO, converted 18,500 shares of the 25,000 shares of Series BB preferred stock to acquire one hundred (100%) percent of Meso’s common stock into 250,999 shares of the Company’s common stock and elected to exchange the remaining 6,500 shares of Series BB preferred stock for a promissory note of $7,800, which is shown as a related party note payable on the balance sheet on September 30, 2025 and December 31, 2023. This loan is currently in default.

At December 7, 2020, the Company exchanged $5,379,624 of principal, default penalty and accrued but unpaid interest on convertible notes for $5,379,624 promissory notes and cashless warrants to purchase 15,000,000 shares of our common stock with three separate lenders. The new notes have a maturity date of November 23, 2023, and an aggregate principal amount of $5,379,624 shall bear interest at a fifteen (15%) percentage compounded annual interest rate and, as an incentive; we have issued cashless warrants to purchase 15,000,000 shares of our common stock at an exercise price of $0.03 per share in connection with the restructuring. The Company recorded the fair value of the 15,000,000 warrants issued with debt at approximately $262,376 at December 31, 2020, as a discount. Lender is granted security interest and lien in all rights, title and interest in the assets and property of the as collateral. On November 20, 2023, both the Company and two separate lenders hereby agree to terminate the 2020 Secured Note in the amount of $2,506,827 in exchange for an aggregate consideration of $300,000 and new notes. The 2020 Secured Note shall become null, and void and the Company shall no longer be liable for any amounts related to the 2020 Secured Note. On August 14, 2025, the Company entered into an Extension Agreement (“Extension”) with an otherwise unaffiliated third-party investor (the “Investor”), pursuant to which the Company and Investor agree to extend the Maturity Date of the non-convertible senior secured promissory note entered into on December 7, 2020, with a principal value of $2,872,797 to July 31, 2026, the Extended Date. In consideration for the Extension, the Company shall issue to the Investor warrants (“Warrants”) right to purchase up to 18,000,000 shares of common stock of the Company at an exercise price of $0.05 per share. The Warrants shall have a term of three (3) years and shall have a cashless exercise. As of September 30, 2025, and December 31, 2024, the aggregate loan balances were outstanding $2,872,797 and $2,872,797, respectively.

The new notes have a maturity date of November 20, 2028, an aggregate principal amount of $1,999,999, and bear interest at a six (6%) percentage annual interest rate. In accordance with ASC 470-50-40-10 and ASC 470-50-40-11 guidance the Company has determined that this should be treated as a debt extinguishment. Since the old debt was derecognized and new debt was recorded at fair value a gain was recorded between the net carrying value of the original debt and the fair value of the new debt. The consideration was paid to the existing lender and not a third party therefore the consideration was expensed as an offset to the gain. As of September 30, 2025, and December 31, 2024, the outstanding loan balance was $1,999,999 and $1,999,999, respectively.

On December 9, 2020, the Company entered into a Promissory Debentures with a lender in the amount of $110,000 which bear compounded annual interest at fifteen (15%) percent and have a two (2) year maturity date and cashless warrants to purchase 1,000,000 shares of our common stock. The notes may be repaid in whole or in part at any time prior to maturity. The lender had advanced a total of $100,000, net of discount in the amount of $10,000 to the Company. The Company recorded the fair value of the 1,000,000 warrants issued with debt at approximately $17,491 at December 31, 2020, as a discount.  As of September 30, 2025, and December 31, 2024, the outstanding loan balance was $110,000 and $110,000, respectively, and no unamortized discount. This loan is currently in default.

On January 6, 2021, the Company entered into a Promissory Debentures with a lender in the amount of $1,000,000 which bear interest at fifteen (15%) percent and have a one (1) year maturity date and cashless warrants to purchase 10,000,000 shares of our common stock, at exercise prices of $0.03 per share. The notes may be repaid in whole or in part at any time prior to maturity. The lender had advanced a total of $900,000, net of discount in the amount of $100,000 to the Company. The Company recorded the fair value of the 10,000,000 warrants issued with debt at approximately $237,811 at the date of issuance as a discount. On August 14, 2025, the Company entered into an Extension Agreement (“Extension”) with an otherwise unaffiliated third-party investor (the “Investor”), pursuant to which the Company and Investor agree to extend the Maturity Date of the non-convertible senior secured promissory note entered into on January 6, 2021, with a principal value of $1,000,000 to July 31, 2026, the Extended Date. In consideration for the Extension, the Company shall issue to the Investor warrants (“Warrants”) right to purchase up to 6,000,000 shares of common stock of the Company at an exercise price of $0.05 per share. The Warrants shall have a term of three (3) years and shall have a cashless exercise. As of September 30, 2025, and December 31, 2024, the outstanding loan balance was $1,000,000 and $1,000,000, respectively.

On June 22, 2021, the Company entered into a Promissory Debentures with a lender in the amount of $11,600,000 which bears interest at twelve (12%) percent and have a three (3) year maturity date and cashless warrants to purchase 70,000,000 shares of our common stock, at exercise prices of $0.10 per share. The notes may be repaid in whole or in part at any time prior to maturity. The lender had advanced a total of $10,500,000, net discount in the amount of $1,100,000 to the Company. The Company recorded the fair value of the 70,000,000 warrants issued with debt at approximately $5,465,726 at the date the warrants were issued as a discount. Lender is granted senior security interest and lien in all rights, title and interest in the assets and property of the Company as collateral. On August 14, 2025, the Company entered into an Extension Agreement (“Extension”) with an otherwise unaffiliated third-party investor (the “Investor”), pursuant to which the Company and Investor agree to extend the Maturity Date of the non-convertible senior secured promissory note entered into on June 22, 2021, with a principal value of $11,600,000 to July 31, 2026, the Extended Date. In consideration for the Extension, the Company shall issue to the Investor warrants (“Warrants”) right to purchase up to 20,000,000 shares of common stock of the Company at an exercise price of $0.05 per share. The Warrants shall have a term of three (3) years and shall have a cashless exercise. The interest rate of the Note shall be increased to a compounded annual rate of 15% (“Interest”); and a one-time 10% premium. As of September 30, 2025, and December 31, 2024, the outstanding loan balance was $11,600,000 and $11,600,000, respectively.

On August 18, 2021, through a Stock Purchase Agreement in which 100% of the outstanding shares of Global Stem Cell Group, Inc. the Company acquired a 2018 Jaguar F-Pace which was acquired from Benito Novas for $45,000 on January 8, 2019, and assumed the related auto loan, with an original loan amount of $20,991 at 8.99% interest for 48 months and monthly payments of $504.94. As of September 30, 2025, and December 31, 2024, the principal balance of the outstanding auto loan was $0.00 and $0.00, respectively.

On August 18, 2021, through a Stock Purchase Agreement in which 100% of the outstanding shares of Global Stem Cell Group, Inc. the Company assumed the November 17, 2020, agreement with an Investor for proceeds in the amount of $400,000 treated as a promissory. In exchange for the gross proceeds, the Investor shall receive the right to a perpetual 7.75% (payment percentage) of the revenues of Global Stem Cell Group. The payments of the payment percentage shall be calculated by multiplying the gross quarterly revenues appearing in the financial statements by the payment percentage and treated as accrued interest. Payments shall be made ninety (90) days from the end of each respective fiscal quarter with the first payment to be made on the quarter ending December 31, 2020. Payments may be accrued and deferred if payment would deplete cash, cash equivalent and/or short-term investment balances on each respective fiscal quarter by more than twenty (20%) percent. As of September 30, 2025, and December 31, 2024, the principal balance of the outstanding loan was $400,000 and $400,000, respectively, and accrued interest totals $889,878 and $707,919, respectively. This debt instrument is currently in default due to the non-payment of interest.

On September 20, 2021, the Company entered into a Promissory Debentures with a lender in the amount of $1,100,000 which bear interest at twelve (12%) percent and have a three (3) year maturity date and cashless warrants to purchase 7,500,000 shares of our common stock, at exercise prices of $0.085 per share. The notes may be repaid in whole or in part at any time prior to maturity. The lender had advanced a total of $1,000,000, net of discount in the amount of $100,000 to the Company. The Company recorded the fair value of the 7,500,000 warrants issued with debt at approximately $360,607 at the time of issuance as a discount. On August 14, 2025, the Company entered into an Extension Agreement (“Extension”) with an otherwise unaffiliated third-party investor (the “Investor”), pursuant to which the Company and Investor agree to extend the Maturity Date of the non-convertible senior secured promissory note entered into on September 20, 2021, with a principal value of $1,100,000 to July 31, 2026, the Extended Date. In consideration for the Extension, the Company shall issue to the Investor warrants (“Warrants”) right to purchase up to 6,000,000 shares of common stock of the Company at an exercise price of $0.05 per share. The Warrants shall have a term of three (3) years and shall have a cashless exercise. The interest rate of the Note shall be increased to a compounded annual rate of 15% (“Interest”). As of September 30, 2025, and December 31, 2024, the outstanding loan balance was $1,100,000 and $1,100,000, respectively.

On December 30, 2021, the parties wished to modify the terms of the Promissory Debentures dated July 13, 2020, in the amount of $6,000 and accrued interest in the amount of $1,578 by issuing a new promissory note and extend the date of maturity. In consideration for the new terms, the Promissory Debenture dated December 30, 2021, shall include a five (5%) percent premium for a total of $7,958 which bear interest at twelve (12%) percent and have a seventeen (17) months maturity date. The notes may be repaid in whole or in part at any time prior to maturity. As of September 30, 2025, and December 31, 2024, the outstanding loan balance was $7,958 and $7,958, respectively, and no unamortized discount. This loan is currently in default.

On December 30, 2021, the parties wished to modify the terms of the Promissory Debentures dated July 15, 2020, in the amount of $84,000 and accrued interest in the amount of $22,162 by issuing a new promissory note and extend the date of maturity. In consideration for the new terms, the Promissory Debenture dated December 30, 2021, shall include a five (5%) percent premium for a total of $111,470 which bear interest at twelve (12%) percent and have a seventeen (17) months maturity date. The notes may be repaid in whole or in part at any time prior to maturity. As of September 30, 2025, and December 31, 2024, the outstanding loan balance was $111,470 and $111,470, respectively, and no unamortized discount. This loan is currently in default.

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

On April 9, 2025, the Company entered into a Promissory Debentures with a lender in the amount of $1,375,000 which bears interest at fifteen (15%) percent and the issuance of one share of the Company’s newly created Series CC Preferred Stock to the Investor and a ten-year warrant (the “Warrant”) to purchase up to 999 shares of Series CC Preferred Stock at an exercise price of $1.00 per share. The notes may be repaid in whole or in part at any time prior to maturity. The lender had advanced a total of $1,100,000, net discount in the amount of $275,000 to the Company. The Company recorded the fair value of the warrants to purchase up to 999 shares of Series CC Preferred Stock issued with debt at approximately $400,847 at the date the warrants were issued as a discount. As of September 30, 2025, the outstanding loan balance was $1,375,000.

On August 14, 2025, the Company entered into Extension Agreements on four notes which involved the issuance of a new term note to a third-party investor, and the concurrent satisfaction of an existing term loan to the current third-party investor accounted for as an extinguishment under ASC 405-20 of the existing debt and issuance of new debt recorded at fair value.  The Company recorded a loss of $416,155 because of the difference between the net carrying value of the original debt and the fair value of the new debt.

The balance of the promissory notes as of September 30, 2025, and December 31, 2024, is as follows:

	September 30,	December 31,
	2025	2024
Notes payable, net	$1,150,135	$19,722,931
Notes payable-related parties	7,800	7,800
Notes payable, net of current portion	20,363,951	-
	21,521,886	19,730,731
Less: Discount	(3,420,120)	-
Promissory notes payable, net	$18,101,766	$19,730,731

During the periods ending September 30, 2025, and December 31, 2024, the Company made no payments, respectively, on the outstanding promissory notes, and recorded $4,863,906 and $3,514,928, respectively, of interest expense and $576,277 and $2,116,765, respectively, of debt discount expense. As of September 30, 2025, and December 31, 2024, the Company had approximately $15,368,806 and $10,504,901, respectively, of accrued interest. As of September 30, 2025, and December 31, 2024, the principal balance of outstanding promissory notes payable was $21,521,886 and $19,730,731, respectively.

Derivatives Liabilities

The Company determined that the convertible notes outstanding as of September 30, 2025, contained an embedded derivative instrument as the conversion price was based on a variable that was not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40.

The Company determined the fair values of the embedded convertible notes derivatives and tainted convertible notes using the lattice valuation model with the following assumptions:

	September 30,
	2025
Common stock issuable	111,571
Market value of common stock on measurement date	$0.063
Adjusted exercise price	$0.06
Risk free interest rate	3.77%
Instrument lives in years	0.00	Year
Expected volatility	326.30%
Expected dividend yields	None

On December 7, 2020, the Company exchanged $5,379,624 of principal, default penalty and accrued but unpaid interest on convertible notes for $5,379,624 promissory notes and cashless warrants to purchase 15,000,000 shares of our common stock which eliminated the derivative liability associated with this debt.

The balance of the fair value of the derivative liability as of September 30, 2025, and December 31, 2024, is as follows:

Balance at December 31, 2023	$2,146
Additions	-
Fair value loss	2,543
Conversions	-
Balance at December 31, 2024	4,689
Additions	-
Fair value gain	2,340
Conversions	-
Balance at September 30, 2025	$7,029

NOTE 5 – STOCKHOLDERS’ EQUITY

Our authorized capital stock consists of 100,000,000 shares of common stock, with a par value of $0.001 per share, and 11,000,000 shares of preferred stock, with a par value of $0.001 per share. As of September 30, 2025, there were 12,538,968 shares of our common stock issued and outstanding, and 1,059,871 shares of our preferred stock issued and outstanding. Our shares of common stock are held by 143 stockholders of record, and the preferred stock is held by 3 stockholders of record.

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

On August 14, 2025, the Company entered into an Extension Agreement (“Extension”) with an otherwise unaffiliated third-party investor (the “Investor”), pursuant to which the Company and Investor agree to extend the Maturity Date of the non-convertible senior secured promissory note entered into on December 7, 2020, with a principal value of $2,872,797 to July 31, 2026, the Extended Date. In consideration for the Extension, the Company issued to the Investor warrants (“Warrants”) right to purchase up to 18,000,000 shares of common stock of the Company at an exercise price of $0.05 per share. The Warrants shall have a term of three (3) years and shall have a cashless exercise. The Company recorded the fair value of the 18,000,000 warrants issued with debt at approximately $1,195,398 as a discount.

On August 14, 2025, the Company entered into an Extension Agreement (“Extension”) with an otherwise unaffiliated third-party investor (the “Investor”), pursuant to which the Company and Investor agree to extend the Maturity Date of the non-convertible senior secured promissory note entered into on January 6, 2021, with a principal value of $1,000,000 to July 31, 2026, the Extended Date. In consideration for the Extension, the Company shall issue to the Investor warrants (“Warrants”) right to purchase up to 6,000,000 shares of common stock of the Company at an exercise price of $0.05 per share. The Warrants shall have a term of three (3) years and shall have a cashless exercise. The Company recorded the fair value of the 6,000,000 warrants issued with debt at approximately $398,466 as a discount.

On August 14, 2025, the Company entered into an Extension Agreement (“Extension”) with an otherwise unaffiliated third-party investor (the “Investor”), pursuant to which the Company and Investor agree to extend the Maturity Date of the non-convertible senior secured promissory note entered into on June 22, 2021, with a principal value of $11,600,000 to July 31, 2026, the Extended Date. In consideration for the Extension, the Company shall issue to the Investor warrants (“Warrants”) right to purchase up to 20,000,000 shares of common stock of the Company at an exercise price of $0.05 per share. The Warrants shall have a term of three (3) years and shall have a cashless exercise. The Company recorded the fair value of the 20,000,000 warrants issued with debt at approximately $1,328,220 as a discount.

On August 14, 2025, the Company entered into an Extension Agreement (“Extension”) with an otherwise unaffiliated third-party investor (the “Investor”), pursuant to which the Company and Investor agree to extend the Maturity Date of the non-convertible senior secured promissory note entered into on September 20, 2021, with a principal value of $1,100,000 to July 31, 2026, the Extended Date. In consideration for the Extension, the Company shall issue to the Investor warrants (“Warrants”) right to purchase up to 6,000,000 shares of common stock of the Company at an exercise price of $0.05 per share. The Warrants shall have a term of three (3) years and shall have a cashless exercise. The Company recorded the fair value of the 6,000,000 warrants issued with debt at approximately $398,466 as a discount.

The following table summarizes the Company’s warrant transactions during the quarter ended September 30, 2025, and year ended December 31, 2024:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at year ended December 31, 2023	87,500,000	$0.091
Granted	-	-
Exercised	-	-
Expired	(17,500,000)	-0.055
Outstanding at year ended December 31, 2024	70,000,000	$0.100
Granted	62,526,461	0.033
Exercised	-	-
Expired	-	-
Outstanding at quarter ended September 30, 2025	132,526,461	$0.068

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

As of September 30, 2025, and December 31, 2024, the Company has 1,050,000 and 1,050,000 preferred shares of Series AA Preferred Stock issued and outstanding, respectively. During the period of these financial statements, no dividend was declared or paid on the Series AA preferred shares.

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

As of September 30, 2025, and December 31, 2024, the Company had no preferred shares of Series BB Preferred Stock issued and outstanding.

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

As of September 30, 2025, the Company had 1 preferred share of Series CC Preferred Stock issued and outstanding.

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

As of September 30, 2025, and December 31, 2024, the Company had 9,870 and 9,870 preferred shares of Series DD Convertible Preferred Stock issued and outstanding, respectively. During the period of these financial statements, no dividend was declared or paid on the Series DD preferred shares.

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

NOTE 6 – RELATED PARTY TRANSACTIONS

In consideration of mutual covenants set forth in the Professional Service Consulting Agreement, Dave Christensen, current Director, President, Chief Executive Officer, Chief Financial Officer and Secretary, shall be compensated monthly based on an annual rate of $90,000 starting January 1, 2022. Additionally, the agreement includes an issuance of 896 shares of Series DD Preferred Stock of the Company. The amount of 448 shares were issued on August 18, 2021, and the remaining 448 were issued on February 18, 2022. Amounts paid to Enterprise Technology Consulting, a Company owned 100% by Dave Christensen, CEO, for consulting services during the nine months ended September 30, 2025, and September 30, 2024, were $67,500 and $67,500, respectively.

On August 18, 2021, through a Stock Purchase Agreement in which 100% of the outstanding shares of Global Stem Cell Group, Inc. the Company acquired a 2018 Jaguar F-Pace which was acquired from Benito Novas for $45,000 on January 8, 2019, and assumed the related auto loan, with an original loan amount of $20,991 at 8.99% interest for 48 months and monthly payments of $504.94. As of September 30, 2025, and December 31, 2024, the principal balance of the outstanding auto loan was $0.00.

Benito Novas’ brother, sister and nephew provide marketing/administrative and training/R&D services to Global Stem Cells Group and were paid as consultants during the nine months ended September 30, 2025, and September 30, 2024, in the aggregate $208,834 and $196,342, respectively.

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

During the period ending September 30, 2025, Global Stem Cell Group, Inc. entered into the Cancun lease with Hugo Leonel García Reza beginning July1, 2025, and ending on June 30, 2028. The property is located at AV. BONAMPAK #SM4A M1 LOTE 4C, INT. LOCAL 401, COL. SM 4A, LOCALIDAD BENITO JUÁREZ, CANCÚN, QUINTANA ROO C.P .77500, MX, consisting of 1,290 square feet with a monthly rent of $10,000 for the first year and a 3.56% annual increase beginning with the second year and security deposit of $20,000.

During the nine months ended September 30, 2025, and September 30, 2024, the Company paid $119,236 and $71,731, respectively in rent expense.

NOTE 8 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	September 30, 2025	December 31, 2024
Computer, equipment and vehicles (5-year useful life)	$379,749	$181,552
Leasehold improvements (2-year useful life)	839,080	701,867
Less: accumulated depreciation	(541,286)	(431,717)
Total property and equipment, net	$677,544	$451,703

Depreciation expense for the nine months ended September 30, 2025, and September 30, 2024, were $109,569 and $175,216, respectively.

We evaluate the carrying value of long-lived assets for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Further testing of specific assets or grouping of assets is required when undiscounted future cash flows associated with the assets are less than their carrying amounts. An asset is considered to be impaired when the anticipated undiscounted future cash flows of an asset group are estimated to be less than its carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows. We recorded no impairment of long-lived assets for the nine months ended September 30, 2025, and the year ended December 31, 2024.

NOTE 9 – INTELLECTUAL PROPERTY

A third-party independent valuation specialist was asked to determine the value of Global Stem Cell Group, Inc., tangible and intangible assets assuming the offering price was at fair value. In order to perform the purchase price allocation, the tangible and intangible assets were valued as of August 18, 2021.

The Fair Value of the intangible assets as of the Valuation Date is reasonably represented as:

	September 30, 2025	December 31, 2024
Tradename - Trademarks	$87,700	$87,700
Intellectual Property / Licenses	363,000	363,000
Customer Base	37,000	37,000
Intangible assets	487,700	487,700
Less: accumulated amortization	(401,851)	(328,696)
Total intangible assets, net	$85,849	$159,004

Amortization is computed on straight-line method based on estimated useful lives of 5 years. During the nine months ended September 30, 2025, and September 30, 2024, the Company recorded amortization expense of the intellectual property of $73,155 and $73,155, respectively.

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

On July 31, 2025, the Company signed a three-year lease for additional space consisting of 1,290 square feet located at AV. BONAMPAK #SM4A M1 LOTE 4C, INT. LOCAL 401, COL. SM 4A, LOCALIDAD BENITO JUÁREZ, CANCÚN, QUINTANA ROO C.P .77500, MX commencing on July 31, 2025, and ending on June 30, 2028, with a monthly rent of $10,000 for the first year and a 3.56% annual increase beginning with the second year and a security deposit of $20,000.

The following table summarizes the Company’s undiscounted cash payment obligations for its non-cancelable lease liabilities through the end of the expected term of the lease:

2025	$45,885
2026	188,220
2027	195,210
2028	135,822
2029	74,328
Total undiscounted cash payments	639,465
Less interest	(95,677)
Present value of payments	$543,788

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

The following table summarizes the Company’s carrying amount of goodwill during the nine months ended September 30, 2025, and the year ended December 31, 2024:

Goodwill
Balance at December 31, 2023	$1,679,978
Acquisition	-
Impairment	-
Balance at December 31, 2024	$1,679,978
Acquisition	-
Impairment	-
Balance at September 30, 2025	$1,679,978

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

NOTE 13 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, we have analyzed events and transactions that occurred subsequent to September 30, 2025, through the date these financial statements were issued and have determined that we do not, aside from the following, have any other material subsequent events to disclose or recognize in these financial statements.

On October 24, 2025, the holder of promissory notes dated January 6, 2021, and September 20,2021 entered into an Exchange Agreement where the holder may exchange any part or all of the outstanding principal and accrued interest into a number of common shares equal to the exchange amount divided by the previous 30 trading day’s lowest traded price of the shares.

On November 10, 2025, the holder of promissory notes elected to exchange $22,800 of the promissory note into 600,000 shares of the common stock at exchange price of $0.038 per share.

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

■	Puerto Rico: Strategic gateway between North and South American markets

■	Argentina: Strategic gateway between Argentina and Paraguay

2025 Potential New Clinic Launches

■	Saudia Arabia: Serving the rapidly growing Middle Eastern market

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

Results of Operations

Below is a summary of the results of operations for the three months ended September 30, 2025, and 2024.

	For the Three Months Ended September 30,
	2025	2024	$ Change	% Change
Revenue	$1,180,534	$986,308	$194,226	19.69%
Cost of revenue	678,977	239,247	439,730	183.80%
Gross profit	501,557	747,061	(245,504)	-32.86%

Operating expenses
Advertising and marketing	229,651	94,434	135,217	143.19%
Professional fees	316,393	254,170	62,223	24.48%
Officer compensation	22,500	22,500	-	0.00%
Depreciation and
amortization expense	76,078	88,828	(12,750)	-14.35%
Investor relations	25,000	3,403	21,597	634.65%
General and administrative	277,696	264,078	13,618	5.16%
Total operating expenses	947,318	727,413	219,905	30.23%
Net income (loss) from operation	(445,761)	19,648	(465,409)	-2368.73%

Other income (expense)
Interest expense	(3,490,962)	(905,572)	(2,585,390)	285.50%
Gain (loss) on derivative
financial instruments	(863)	(1,222)	359	-29.38%
Loss on extinguishment of debt	(416,155)	-	(416,155)	0.00%
Total other income (expense)	(3,907,980)	(906,794)	(3,001,186)	330.97%
Net loss	$(4,353,741)	$(887,146)	$(3,466,595)	390.76%

Revenue

Revenue increased by 19.69% in the amount of $194,226 for the three months ended September 30, 2025, compared to the same period in 2024. The increase in revenue was a result of marketing and sales efforts to increase brand recognition and exposure in the industry. We experienced more lead generation in 2024, increasing products, and training sales in regions like Southeast Asia and the Middle East. The opening of the Cancun facility in the second half of 2022 also increased sales by providing a facility for physicians to come for training and perform patient procedures.

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

The following table presents our revenue by product category for the three months ended September 30, 2025, and 2024:

	For the Three Months Ended September 30,
	2025	2024
Training	$378,959	$152,965
Product supplies	349,028	467,235
Equipment	-	19,165
Patient procedures	452,547	366,943
Total revenue	$1,180,534	$986,308

Operating expenses

Operating expenses increased by 30.23% in the amount of $219,905 for the three months ended September 30, 2025, compared to the same period in 2024. Listed below are the major changes to operating expenses:

Advertising and marketing fees increased by $135,217 for the three months ended September 30, 2025, compared to the same period in 2024, primarily due to a increase in advertising by Global Stem Cells Group.

Professional fees increased by $62,223 for the three months ended September 30, 2025, compared to the same period in 2024, primarily due to expansion of the Cancun facility.

Depreciation and amortization decreased by $12,750 for the three months ended September 30, 2025, compared to the same period in 2024, primarily due to a five-year lease extension on the Cancun facility.

Investor relations increased by $21,597 for the three months ended September 30, 2025, compared to the same period in 2024, primarily due to an agreement with an investor relation firm.

General and administrative expenses increased by $13,618 for the three months ended September 30, 2025, compared to the same period in 2024, primarily due to Cancun renovations.

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

Other expenses

Other expenses increased by $3,001,186 for the three months ended September 30, 2025, compared to the same period in 2024, primarily as a result of an increase in amortization of discount of $452,336, an increase of $2,133,054 of interest on promissory notes and $416,155 loss on extinguishment of debt. In consideration for the extension of certain notes the company incurred a one-time 10% premium of $1,871,027.

We had interest expense of $2,972,549 and $839,495 for the three months ended September 30, 2025, and 2024, respectively.

We expect to continue to experience high interest payments in the future as a result of our outstanding liabilities. If we are unable to generate sufficient revenues and/or additional financing to service this debt, there is a risk the lenders will call the notes, and we will be unable to repay the loans. If this happens, we could go out of business.

Net Loss

We recorded a net loss of $4,353,741 for the three months ended September 30, 2025, as compared with a net loss of $887,145 for the same period in 2024.

Below is a summary of the results of operations for the nine months ended September 30, 2025, and 2024.

	For the Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Revenue	$3,528,393	$2,596,671	$931,722	35.88%
Cost of revenue	1,497,110	753,735	743,375	98.63%
Gross profit	2,031,283	1,842,936	188,347	10.22%

Operating expenses
Advertising and marketing	534,577	335,892	198,685	59.15%
Professional fees	1,011,659	755,560	256,099	33.90%
Officer compensation	67,500	67.500	-	0.00%
Depreciation and
amortization expense	182,724	248,371	(65,647)	-26.43%
Investor relations	65,000	49,845	15,155	30.40%
General and administrative	730,711	685,205	45,506	6.64%
Total operating expenses	2,592,171	2,149,373	449,798	21.00%
Net loss from operation	(560,888)	(299,437)	(261,451)	87.31%

Other income (expense)
Interest expense	(5,440,183)	(4,621,920)	(818,263)	17.70%
Gain (loss) on derivative
financial instruments	(2,340)	(3,428)	1,088	-31.74%
Loss on extinguishment of debt	(416,155)	-	(416,155)	0.00%
Total other income (expense)	(5,858,678)	(4,625,348)	(1,233,330)	26.66%
Net loss	$(6,419,566)	$(4,924,785)	$(1,494,781)	30.35%

Revenue

Revenue increased by 35.88% in the amount of $931,722 for the nine months ended September 30, 2025, compared to the same period in 2024. The increase in revenue was a result of marketing and sales efforts to increase brand recognition and exposure in the industry. We experienced more lead generation in 2024, increasing products, and training sales in regions like Southeast Asia and the Middle East. The opening of the Cancun facility in the second half of 2022 also increased sales by providing a facility for physicians to come for training and perform patient procedures.

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

The following table presents our revenue by product category for the nine months ended September 30, 2025, and 2024:

	For the Nine Months Ended September 30,
	2025	2024
Training	$658,844	$400,792
Product supplies	1,379,117	1,236,472
Equipment	8,435	121,225
Patient procedures	1,481,997	838,182
Total revenue	$3,528,393	$2,596,671

Operating expenses

Operating expenses increased by 21.00% in the amount of $449,798 for the nine months ended September 30, 2025, compared to the same period in 2024. Listed below are the major changes to operating expenses:

Advertising and marketing fees increased by $198,685 for the nine months ended September 30, 2025, compared to the same period in 2024, primarily due to a decrease in advertising by Global Stem Cells Group.

Professional fees increased by $256,099 for the nine months ended September 30, 2025, compared to the same period in 2024, primarily due to expansion of the Cancun facility.

Depreciation and amortization decreased by $65,647 for the nine months ended September 30, 2025, compared to the same period in 2024, primarily due to a five-year lease extension on the Cancun facility.

Investor relations increased by $15,155 for the nine months ended September 30, 2025, compared to the same period in 2024, primarily due to an agreement with an investor relation firm.

General and administrative expenses increased by $45,506 for the nine months ended September 30, 2025, compared to the same period in 2024, primarily due to Cancun renovations.

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

Other expenses

Other expenses increased by $1,233,330 for the nine months ended September 30, 2025, compared to the same period in 2024, primarily as a result of a decrease in amortization of discount of $1,546,017 offset by an increase of $2,364,279 of interest on promissory notes and $416,155 loss on extinguishment of debt. In consideration for the extension of certain notes the company incurred a one-time 10% premium of $1,871,027.

We had interest expense of $4,863,906 and $2,499,626 for the nine months ended September 30, 2025, and 2024, respectively.

We expect to continue to experience high interest payments in the future as a result of our outstanding liabilities. If we are unable to generate sufficient revenues and/or additional financing to service this debt, there is a risk the lenders will call the notes, and we will be unable to repay the loans. If this happens, we could go out of business.

Net Loss

We recorded a net loss of $6,419,566 for the nine months ended September 30, 2025, as compared with a net loss of $4,924,785 for the same period in 2024.

Liquidity and Capital Resources

Since inception, the Company has financed its operations through private placements, convertible notes, and unsecured and secured debt.

The following is a summary of the cash and cash equivalents as of September 30, 2025, and December 31, 2024.

	September 30, 2025	December 31, 2024	$ Change	% Change
Cash and cash equivalents	$1,185,695	$1,165,820	$19,875	1.70%

Summary of Cash Flows

Below is a summary of our cash flows for the nine months ended September 30, 2025, and 2024.

	For the Nine Months Ended September 30,
	2025	2024
Net cash provided by (used in) operating activities	$(744,715)	$471,306
Net cash used in investing activities	(335,411)	(165,419)
Net cash provided by financing activities	1,100,000	-
Net increase in cash and cash equivalents	$19,875	$305,887

Operating activities

Net cash used by operating activities was $744,715 during the nine months ended September 30, 2025, and consisted of a net change in operating assets and liabilities of $4,496,954 and non-cash items of $1,177,897, offset by a net loss of $6,419,566 The non-cash items for the nine months ended September 30, 2025, consisted of depreciation and amortization expenses of $182,724, amortization of debt discount of $576,277, change in derivative liabilities of $2,340 and loss on extinguishment of debt of $416,155. The significant change in operating assets and liabilities was an increase in accounts payable and accrued liabilities, partially offset by the decrease in accounts receivable, inventory and prepaid expense.

Net cash provided by operating activities was $471,306 during the nine months ended September 30, 2024, and consisted of net changes in operating assets and liabilities of $3,021,999 and non-cash items of $2,374,092 and offset mainly by our net loss of $4,924,786. The non-cash items for the nine months ended September 30, 2024, consisted of depreciation and amortization expenses of $248,371, amortization of debt discount of $2,122,293, and change in derivative liabilities of $3,428. The significant change in operating assets and liabilities was an increase in accounts payable and accrued liabilities, partially offset by the decrease in accounts receivable and prepaid expense.

Investing activities

Net cash used in investing activities was $335,411 and consisted of the purchase of property and equipment associated with the expansion of the Cancun facility during the nine months ended September 30, 2025.

Net cash used in investing activities was $165,419 and consisted of the purchase of property and equipment associated with the expansion of the Cancun facility during the nine months ended September 30, 2024.

Financing activities

Net cash provided by financing activities was $1,100,000 and consisted of a Promissory Debentures with a lender in the amount of $1,375,000 net discount in the amount of $275,000 during the nine months ended September 30, 2025.

We had no financing activities for the nine months ended September 30, 2024.

Since our inception, we have financed our operations through private placements, convertible notes, and unsecured debt, and we have also issued debt in our company secured by all of our assets. We expect to continue to experience high interest payments in the future as a result of our outstanding liabilities. Additionally, as of the date of this report, there are a number of unsecured promissory notes with an aggregate principal amount of $1,157,935 that have matured and are currently in default. The company is currently in debt restructuring talks, and there are also other lenders as well who have demonstrated interest in assuming this debt. However, if we are unable to generate sufficient revenues and/or additional financing to service this debt, there is a risk the lenders will call the notes, secure our assets, as to those applicable secured notes, and demand payment. If after all these recourses are exhausted and the debt becomes unresolvable, like any other company, there’s a risk we could go out of business.

At September 30, 2025, we had limited cash of $1,185,695, a substantial working capital deficit, and although our revenues have increased, future losses are anticipated. Based upon the current financial condition, we do not have sufficient cash to operate our business at the current level for the next twelve months. We intend to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements. We plan to seek additional financing in a private equity offering to secure funding for operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired, and we could go out of business. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Going Concern

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, resulting in an accumulated deficit of approximately $73,972,668 and a working capital deficit of $15,762,714 as of September 30, 2025, and future losses are anticipated. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of September 30, 2025, the Company had no off-balance sheet arrangements.

Critical Accounting Policies

Our critical accounting policies have not materially changed during the quarter ended September 30, 2025. Furthermore, the preparation of our financial statements is in conformity with generally accepted accounting principles in the United States of America, or GAAP. The preparation of our financial statements requires management to make judgments and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. Our management believes that we consistently apply these judgments and estimates, and the financial statements fairly represent all periods presented. However, any differences between these judgments and estimates and actual results could have a material impact on our statements of income and financial position.

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

Revenue Recognition

In accordance with FASB ASC 606, Revenue from Contracts with Customers, we determine revenue recognition through the following steps:

(1)	Identify the contract with a customer

(2)	Identify the performance obligations in the contract

(3)	Determine the transaction price

(4)	Allocate the transaction price to each performance obligation in the contract

(5)	Recognize revenue when each performance obligation is satisfied

The Company’s main source of revenue is comprised of the following:

●	Training - GSCG offers a Stem Cell & Exosomes Certification Program where physicians attending these training sessions will take advantage of a full review of stem cell biology, characterization and regenerative properties of cells and cell products, cytokines and growth factors and how they can be applied in a clinic setting. The physicians will pay for the training sessions upfront and receive all the material and certificate upon completion of seminar. Completion of the seminar is when control is transferred and when revenue is recognized.

●	Products - Physicians can order products through GSCG, which includes EC Certificate from Institute for Testing and Certificating, Inc. Products are paid for upfront and shipped from GSCG directly to physicians or picked up physicians at seminars or training events. Transfer of control is when the product is shipped or picked up at seminars or training events, which is when revenue is recognized.

●	Equipment - Physicians can order equipment through GSCG, which includes a warranty from manufacture of equipment. Equipment is paid for upfront and shipped from manufacture directly to physicians or shipped from GSCG to physicians. Transfer of control is when the equipment is shipped, which is when revenue is recognized.

●	Patient Procedures - Patient procedures are the treatments GSCG is offering at its Cancun clinic. Once the patient agrees with the treatment plan and estimate, the procedure is scheduled with a deposit. The procedure can be cancelled up to 21 days from scheduled treatment date with a 50% refund of deposit, which is when deposit is recognized as revenue. The transfer of control is when the procedures are completed, which is when revenue is recognized.

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

At September 30, 2025, and December 31, 2024, the carrying amounts of the Company’s financial instruments, including cash, account payables, and accrued expenses, approximate their respective fair value due to the short-term nature of these instruments.

At September 30, 2025, and December 31, 2024, the Company does not have any assets or liabilities except for derivative liabilities related to convertible notes payable required to be measured at fair value in accordance with FASB ASC Topic 820, Fair Value Measurement.

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

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the nine months ended September 30, 2025. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We have inadequate controls to ensure that information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting. Management evaluated the impact of the lack of timely communication between non–financial personnel and financial personnel on our assessment of our reporting controls and procedures and has concluded that the control deficiency represented a material weakness.

3.	The Company failed to account for the acquisition of GSCG using the full purchase accounting method in accordance with ASC 805.

To address these material weaknesses, management engaged financial consultants, performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. We have not remedied the material weaknesses as of September 30, 2025. The Company plans to take remedial action to address these weaknesses during the fiscal year ended December 31, 2025.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the nine months ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except the implementation of the controls identified above.

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

Item 1A.  Risk Factors

Our business faces many risks, a number of which are described in the section captioned “Risk Factors” in our Annual Report for the year ended December 31, 2024, filed with the SEC on April 15, 2025. The risks described may not be the only risks we face. Other risks of which we are not yet aware, or that we currently believe, are not material, may also materially and adversely impact our business operations or financial results. If any of the events or circumstances described in the risk factors contained in our Annual Report occur, our business, financial condition or results of operations could be adversely impacted and the value of an investment in our securities could decline. Investors and prospective investors should consider the risks described in our Annual Report, and the information contained in the section captioned “Forward-Looking Statements” and elsewhere in this Quarterly Report before deciding whether to invest in our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

The current portion of notes payable on the Company’s Condensed Consolidated Balance Sheets above contains, at September 30, 2025, certain promissory notes on which the Company was in arrears on payments of principal as follows:

■	On November 25, 2019, the Company, pursuant to the certificate of designation of the Series BB Preferred Stock, elected to exchange the preferred shares for other indebtedness calculated at a price per share equal to $1.20. Upon the Company’s mailing of the Exchange Agreement, the shareholder had the option, within 30 days of such mailing date to receive the indebtedness in the form of a convertible note. If the shareholder did not give the Company notice, the indebtedness shall automatically be issued in the form of a promissory note without any conversion feature. The promissory notes bear no interest and have a four (4) year maturity date with a 20% premium to be paid upon maturity. The notes may be repaid in whole or in part at any time prior to maturity. As of December 31, 2019, 276,723 Preferred Series BB shares were exchanged for an aggregate of $332,068 promissory notes. As of September 30, 2025, the aggregate loan balances were outstanding $398,482. This loan is currently in default.

■	On August 18, 2021, the Company entered into an unsecured promissory note in the amount of $400,000. Pursuant to the terms of the note, the investor shall receive the right to a perpetual 7.75% (payment percentage) of the revenues of Global Stem Cell Group. As of September 30, 2025, the Company accrued $981,369 in interest expense. The note is currently in default due to the non-payment of interest.

■	On December 9, 2020, the Company entered into an unsecured promissory note in the amount of $110,000. Pursuant to the terms of the note, the note bears fifteen (15%) interest, unsecured and is due on December 9, 2023. As of September 30, 2025, the Company accrued $107,355 in interest expense. The note is currently in default

■	On December 30, 2021, the Company entered into an unsecured promissory note in the amount of $7,958. Pursuant to the terms of the note, the note bears twelve (12%) interest, unsecured and is due on July 30, 2023. As of September 30, 2025, the Company accrued $4,277 in interest expense. The note is currently in default.

■	On December 30, 2021, the Company entered into an unsecured promissory note in the amount of $111,470. Pursuant to the terms of the note, the note bears twelve (12%) interest, unsecured and is due on July 30, 2023. As of September 30, 2025, the Company accrued $59,916 in interest expense. The note is currently in default.

At September 30, 2025, and December 31, 2024, none of these notes have been paid, but the Company has received no notice of default, demand for payment, or acceleration from any lender as of the date of this report. The Company has insufficient cash on hand to repay these notes. While management believes the risk of acceleration is low based on historical lender forbearance, a formal demand on any defaulted note could trigger acceleration of up to $16.6 million in secured debt. If we are unable to generate sufficient revenues and/or additional financing to service this debt, there is a risk the lenders will call the notes, secure our assets, as to those applicable secured notes, and demand payment. If this happens, we could go out of business.

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Extensible Business Reporting Language (XBRL).

**	Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Dated November 19, 2025	Regenerative Medical Technology Group Inc.

	By:	/s/ David Christensen
David Christensen
President, Chief Executive Officer, Chief Financial Officer, Secretary and Director (Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)