Form 10-K
period 2025-12-31
Regenerative Medical Technology Group Inc.
filed 2026-05-14
CIK 1760026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter $612,544.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 13,138,968 shares as of May 14, 2026

i

FORWARD-LOOKING STATEMENTS

Except for statements of historical fact, some information in this Annual Report on Form 10-K contains “forward-looking statements” that involve substantial risks and uncertainties. You can identify these forward-looking statements by words such as “may,” “will,” “should,” “anticipate,” “estimate,” “plans,” “potential,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend” or the negative of these words or other variations on these words or comparable terminology. The statements that contain these or similar words should be read carefully because these statements discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. These risks include, by way of example and not in limitation:

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

We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able accurately to predict or control. Further, we urge you to be cautious of the forward-looking statements which are contained in this annual report because they involve risks, uncertainties and other factors affecting our operations, market growth, service, products and licenses. The factors listed in the sections captioned “Risk Factors” and “Description of Business,” as well as other cautionary language in this annual report and events in the future may cause our actual results and achievements, whether expressed or implied, to differ materially from the expectations we describe in our forward-looking statements. We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all of those risks, nor can we assess the impact of all of those risks on our business or the extent to which any factor may cause actual results to differ materially from those contained in any forward-looking statement. The forward-looking statements in this annual report are based on assumptions management believes are reasonable. However, due to the uncertainties associated with forward-looking statements, you should not place undue reliance on any forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and unless required by law, we expressly disclaim any obligation or undertaking to publicly update any of them in light of new information, future events, or otherwise. The occurrence of any of the events described as risk factors or other future events could have a material adverse effect on our business, results of operations and financial position. Since our common stock is considered a “penny stock,” we are ineligible to rely on the safe harbor for forward-looking statements provided in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).

As used in this Annual Report on Form 10-K, unless the context otherwise requires, the terms the “Company,” “Registrant,” “we,” “us,” “our,” or “RMTG” refer to Regenerative Medical Technology Group Inc. a Nevada corporation, and its subsidiaries.

ii

PART I

ITEM 1.	BUSINESS

Business Overview

Regenerative Medical Technology Group (RMTG), through its subsidiary, Global Stem Cells Group (GSCG), has established itself as one of the most comprehensively vertically integrated organizations in regenerative medicine worldwide. We combine physician education and global influence through the International Society for Stem Cell Applications (ISSCA), advanced manufacturing and product innovation via Cellgenic, a premium clinical network delivering high-end patient care and generating real-world data, and a disciplined global expansion strategy. This closed-loop ecosystem enables us to drive demand, supply quality-controlled biologics and therapeutics, validate protocols through clinical applications, and leverage digital technologies for scalable, recurring revenue and continuous innovation.

Our mission is to empower physicians globally to deliver the transformative benefits of regenerative medicine—stem cell therapies, exosomes, peptides, and advanced combination protocols—to patients seeking effective, natural alternatives to traditional surgical, palliative, or symptom-management approaches. In 2026, we advanced this mission by executing a deliberate platform strategy centered on four core pillars: ISSCA’s educational dominance as the primary engine of physician acquisition and protocol standardization; Cellgenic’s manufacturing excellence and expanding portfolio as the high-margin product engine; our evolving network of premium clinical centers as both a revenue generator and validation platform; and international market expansion as the repeatable mechanism for global scaling.

We support physicians, medical providers, and affiliated clinics with the latest protocols, biologics, automated processing systems, diagnostic tools, and ongoing training. Our revenue model is diversified and highly synergistic, encompassing professional training and certifications, recurring sales of Cellgenic products (exosomes, mesenchymal stem cells, peptides, and combination therapies), premium clinical treatments, equipment and kits, digital subscriptions, licensing, partnerships, and franchise arrangements. This fully integrated structure creates significant sustainable competitive advantages, including elevated customer lifetime value, recurring revenue predictability, strong ecosystem lock-in, network effects, and proprietary clinical data assets that inform product development and protocol refinement.

Forecast for Fiscal Year 2026

2026 represents a pivotal year of strategic execution and platform maturation for RMTG and GSCG. Building on the foundational infrastructure established in prior periods, we expect to successfully transition from a high-growth operator into a consolidated category leader in Regenerative Medicine. Through aggressive advancement of our vertically integrated model, we anticipate substantial progress across education, manufacturing, clinical delivery, digital enablement, and global market penetration. We anticipate that these initiatives will drive meaningful revenue acceleration, margin expansion, improved operational efficiencies, and strengthen competitive advantages, while reinforcing our role as the reference institution and preferred ecosystem for physicians worldwide.

ISSCA – Global Educational Dominance and Physician Network Expansion

ISSCA solidified its position as the leading global authority in regenerative medicine education. We executed a full calendar of 15 international events spanning five continents, including major conferences, hands-on certifications, specialty-focused programs, and regional symposiums. This continuous market presence enabled rapid penetration of emerging markets and the cultivation of a high-value, high-retention physician network. We expanded our educational offerings into a multi-layered ecosystem, launching scalable online certifications, advanced specialty programs in orthopedics, aesthetics, and longevity. In 2026 we expect to launch a new Diploma in Cell Therapy & Tissue Engineering, postgraduate-level curricula, and fellowship-style training. ISSCA is evolving from a training organization into a standard-setting academic authority, creating a powerful flywheel: physicians enter through education, adopt our protocols, integrate Cellgenic products and equipment, and remain engaged through continuous updates and support. This strategy deepens physician dependency, standardizes clinical practices globally, and positions ISSCA as the gateway to the broader regenerative medicine industry.

ISSCA Global Summit – Flagship Industry Event

The 2025 ISSCA Global Summit in Cancún, attended by more than 470 doctors, professors, and medical professionals, served as the industry’s premier convergence point, featuring high-level scientific and clinical content, a distinguished international speaker lineup, and integrated tracks on exosomes, peptides, stem cells, longevity, biohacking, and AI in medicine. Far beyond a conference, the Summit functioned as a strategic asset that amplified brand authority, drove high-conversion enrollment in certifications and product adoption, accelerated key opinion leader relationships, and generated substantial content for year-round marketing. It reinforced ISSCA’s role in defining industry trends and clinical standards while acting as a force multiplier for downstream revenue across education, products, and partnerships.

Cellgenic – Manufacturing Excellence and Product Portfolio Expansion

Cellgenic advanced significantly with a fully operational, scalable manufacturing infrastructure supporting advanced exosome production, mesenchymal stem cell (MSC) manufacturing, peptide development, and quality-controlled biologics distribution. We broadened our portfolio to include next-generation exosome formulations, peptide products, and combination therapy solutions (MSC + exosomes + peptides), along with ready-to-use clinical kits and systems. Cellgenic manufactures and sells regenerative medicine products that are supplied to physicians and clinics participating in ISSCA programs. This vertical integration introduced high-margin, recurring revenue streams through consumables, reduced reliance on third-party suppliers, and created strong brand loyalty and switching costs for physicians. Manufacturing consistency, controlled quality environments, and standardized protocols differentiated us in a market challenged by variable-quality alternatives, enabling premium positioning and margin expansion. Cellgenic’s growth was directly amplified by ISSCA’s international footprint, following a repeatable model of market entry through education, network building, product introduction, and distribution scaling.

Clinical Network – Premium Patient Experience and Scalable Model

Our Cellular Institute and affiliated clinics evolved into five-star regenerative medicine centers, emphasizing exceptional patient experience, expanded service lines (including biohacking, anti-aging, hormone therapy, aesthetic medicine, and advanced cellular therapies), and integration of AI-assisted diagnostics and standardized protocols. We made substantial progress toward a replicable franchise model, including standardization of design, equipment, treatment protocols, staff training, and patient frameworks. Clinics served as direct monetization channels for high-ticket procedures while functioning as validation platforms that generated real-world clinical data for protocol refinement, product improvement, and R&D. This feedback loop continuously strengthened the entire ecosystem. Preparations for franchise and joint-venture expansion positioned the clinical division as a scalable global network of centers of excellence, training hubs, and distribution points.

Cellular Institute and Stem Cell Center – Premium Clinical Delivery and Patient Acquisition Platforms

The Cellular Institute serves as the Company’s flagship clinical and research facility in Cancún, Mexico, functioning as the central hub for patient care, physician training, product integration, and operational excellence. During 2025, we significantly expanded the Institute’s capabilities, transforming it from a specialized regenerative medicine clinic into a comprehensive, multi-disciplinary treatment center. The facility now offers an expanded portfolio of advanced therapeutic services, including plasmapheresis and blood-based therapies, regenerative medicine applications, and integrative longevity-focused treatments. We invested in state-of-the-art recovery and performance optimization infrastructure, such as hyperbaric oxygen therapy systems, electromagnetic field (PEMF) therapy equipment, and red/near-infrared light therapy. Clinical capabilities were further strengthened with the addition of a fully equipped operating room and dedicated procedure suites for minimally invasive interventions.

On-site infrastructure now includes a dedicated biologics processing laboratory, clean room environment, and distribution logistics center, enabling tight vertical integration of clinical operations, product validation, and supply chain activities. The incorporation of artificial intelligence-supported decision tools, wearable patient monitoring, and advanced data tracking systems has enhanced treatment personalization, outcomes analysis, and protocol optimization. These developments position the Cellular Institute as a true center of excellence that supports high-quality clinical service delivery, physician training through ISSCA, and the evaluation of emerging technologies.

Complementing the Institute, the Stem Cell Center operates as our primary patient-facing clinical brand and service platform. It functions as the key interface for patient education, lead generation, and treatment coordination across international markets. Through targeted digital channels and educational content, the Stem Cell Center drives awareness and acquisition for stem cell-based therapies, exosome and biologic-based treatments, regenerative protocols for chronic & degenerative conditions, and anti-aging/longevity interventions.

The platform seamlessly refers patients to the Cellular Institute and our affiliated network while promoting utilization of the Company’s proprietary Cellgenic product portfolio. By standardizing messaging, protocols, and the patient experience, the Stem Cell Center reinforces brand consistency and facilitates medical tourism support, inquiry qualification, and coordinated treatment planning. Management believes that the continued enhancement of both the Cellular Institute and the Stem Cell Center will meaningfully increase patient flow, improve conversion rates, strengthen global brand recognition, and contribute to scalable, long-term revenue growth within our vertically integrated ecosystem.

Argentina – Regulatory Stronghold and Market Control

In 2026, Argentina emerged as a key strategic market for RMTG by aligning our operations with the country’s established regulatory framework for advanced biologics and cell therapy manufacturing. This alignment enabled compliant, controlled production and nationwide commercialization of Cellgenic products, allowing us to establish exclusive distribution structures, standardize clinical protocols, and build a fully integrated national ecosystem combining ISSCA education, product supply, and clinical services. The approach reduces regulatory risk, enhances credibility with physicians and institutions, supports stronger pricing discipline, and accelerates physician network growth and product adoption. Argentina now serves as both a concentrated revenue platform and a replicable blueprint for efficient expansion across Latin America.

Global Market Expansion

We executed a structured, repeatable “land and expand” strategy focused on high-growth regions including Latin America (Argentina, Brazil, Mexico), the Middle East (UAE, Saudi Arabia), Southeast Asia (Indonesia), South Asia (Pakistan), and Europe (Portugal, Spain, Italy). Leading with ISSCA education, followed by Cellgenic product distribution and clinical partnerships, enabled capital-efficient entry, rapid network development, and accelerated revenue generation. This approach produced powerful network effects, brand globalization, and risk diversification across multiple geographies.

AI and Digital Ecosystem Integration

We believe that a major differentiator in 2026 will be the successful launch and integration of the ISSCA AI Platform and ISSCA App. ISSCA AI delivers clinical decision support, protocol recommendations, patient management, and workflow optimization, while the ISSCA App serves as the digital backbone for global physician networking, education access, and community engagement. These tools create a scalable digital layer across education, clinics, products, and data, introducing high-margin subscription revenue, network effects through data aggregation, and enhanced physician retention. The digital infrastructure transitions the company toward a technology-enabled platform model with SaaS-like characteristics, improving valuation potential and operational efficiency.

Revenue Model Synergies and Ecosystem Economics

Our multi-layered revenue model—training and certifications, Cellgenic product sales, clinical treatments, equipment, licensing, partnerships, and digital subscriptions—operated as a self-reinforcing engine. Each physician has a lifecycle stage (acquisition through education, activation via protocols, monetization through products, expansion via advanced training, integration through clinics, and retention via digital platforms) that compounds in value. This produced predictable recurring revenue, elevated customer lifetime value, operational efficiencies, and ecosystem lock-in. The result was a shift from linear, transaction-based economics to compounding, platform-driven growth with higher margins and greater predictability.

2026 Strategic Outlook

Building on the 2025 foundation of platform maturity and global scale, our priorities for 2026 center on further ecosystem optimization, accelerated clinical network franchising, deeper AI-driven personalization and data monetization, continued product innovation (including advanced combination therapies and delivery systems), and targeted expansion into additional regulated markets such as North America. We will maintain disciplined capital allocation toward manufacturing capacity enhancements, R&D pipeline advancement, and strategic partnerships that reinforce our category leadership. Key performance indicators will focus on revenue growth, margin improvement, physician retention and lifetime value, clinical outcome metrics, digital platform adoption, and facility utilization. With our vertically integrated model, recurring revenue base, proprietary data assets, and global network effects firmly established, we are positioned to deliver sustained, high-quality growth while advancing regenerative medicine standards worldwide.

Item 1A.	Risk Factors.

You should carefully consider the risks described below together with all of the other information included in this annual report before making an investment decision with regard to our securities. The statements contained in or incorporated herein that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, you may lose all or part of your investment. In addition to other information in this annual report and in other filings we make with the Securities and Exchange Commission, the following risk factors should be carefully considered in evaluating our business as they may have a significant impact on our business, operating results and financial condition. If any of the following risks actually occurs, our business, financial condition, results of operations and future prospects could be materially and adversely affected. Because of the following factors, as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.

Risks Related to Macroeconomics, Public Health Emergencies and Other Conditions

OUR OPERATIONS AND PERFORMANCE DEPEND SIGNIFICANTLY ON GLOBAL AND REGIONAL ECONOMIC CONDITIONS AND ADVERSE ECONOMIC CONDITIONS CAN MATERIALLY ADVERSELY AFFECT OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

A deterioration in economic conditions and related drivers of global uncertainty and change, such as reduced business activity, high unemployment, rising interest rates, tariffs, housing prices, and energy prices (including the price of gasoline), increased consumer indebtedness, lack of available credit, the rate of inflation, and perceptions of the economy, as well as other factors, such as terrorist attacks, protests, looting, and other forms of civil unrest, cyber-attacks and data breaches, public health emergencies (such as the COVID-19 pandemic and other epidemics), extreme weather conditions and climate change, significant changes in the political environment, political instability, armed conflict (such as the ongoing military conflict between Ukraine and Russia and the military conflict in Iran and other parts of the Middle East) and/or public policy, including increased state, local or federal taxation, could adversely affect our operating results and financial condition. In 2025, persistent inflation and supply chain disruptions in regions like Latin America and Southeast Asia, where we expanded our operations, amplified these risks, potentially leading to higher operational costs and delayed shipments of regenerative products.

Major public health issues, including pandemics such as the COVID-19 pandemic, have adversely affected, and could in the future materially adversely affect, us due to their impact on the global economy and demand for our regenerative products; the imposition of protective public safety measures, such as shutdowns and restrictive health mandates; and disruptions in our operations, supply chain and sales and distribution channels, resulting in interruptions to our business and the supply of current products and offering of existing services, and delays in production ramps of new products and development of new services. Although the acute phase of COVID-19 has subsided, emerging variants or new global health threats could impose similar restrictions, particularly in our key international markets, affecting clinic openings and physician training events.

In addition to an adverse impact on demand for our regenerative products and services, uncertainty about, or a decline in, global or regional economic conditions can have a significant impact on our suppliers, contract manufacturers, logistics providers, distributors, and other channel partners, and developers. Potential outcomes include financial instability; inability to obtain credit to finance business operations; and insolvency. For instance, reliance on third-party suppliers for components in our Cancún manufacturing facility exposes us to risks of material shortages amid global trade tensions.

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

Adverse economic conditions can also lead to increased credit and collectability risk on our trade receivables; the failure of derivative counterparties and other financial institutions; limitations on our ability to issue new debt; reduced liquidity; and declines in the fair values of our financial instruments. These and other impacts can materially adversely affect our business, results of operations, financial condition and stock price. Expanded operations in emerging markets like Brazil and Pakistan heighten these risks due to local economic instability and currency volatility.

ALL OF REVENUE IS DERIVED FROM CUSTOMERS OUTSIDE THE UNITED STATES, AND WE MAY LOSE REVENUES AND MARKET SHARE DUE TO EXCHANGE RATE FLUCTUATIONS AND POLITICAL AND ECONOMIC CHANGES RELATED TO FOREIGN BUSINESS.

All of our revenue comes from customers outside of the United States. Any US company conducting foreign business is always subject to economic, political and regulatory uncertainties and risks that are unique to each area of the world. Fluctuations in exchange rates may also affect the prices that foreign customers are willing to pay, and may put us at a price disadvantage compared to other competitors. Potentially volatile shifts in exchange rates may negatively affect our financial position and results. In 2025, our expansions into markets like Puerto Rico, Argentina, the Dominican Republic, Brazil, and Pakistan increased our exposure to currency devaluations and economic policies in these regions, potentially impacting pricing competitiveness and revenue stability.

RISKS AND UNCERTAINTIES ASSOCIATED WITH OUR OPERATIONS OUTSIDE OF THE UNITED STATES MAY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS, CASH FLOW, LIQUIDITY OR FINANCIAL CONDITION

These challenges include: (1) compliance with complex and changing laws, regulations and policies of governments that may impact our operations, such as foreign ownership restrictions, import and export controls, tariffs, and trade restrictions; (2) compliance with U.S. and foreign laws that affect the activities of companies abroad, such as anti-corruption laws, competition laws, currency regulations, and laws affecting dealings with certain nations; (3) the difficulties involved in managing an organization doing business in many different countries; (4) rapid changes in government policy, acts of terrorism, or the threat of international boycotts or U.S. anti-boycott legislation; and (5) currency exchange rate fluctuations. Our growing presence in politically volatile regions, such as the Middle East with delayed Dubai facility plans, amplifies risks of regulatory shifts, geopolitical tensions, and operational disruptions.

Risks Related to Our Financial Condition

We have a limited operating history.

The Company was incorporated under the laws of the State of Nevada in 1999 but has only recently acquired Global Stem Cells Group Inc., under which it conducts its current operations. Accordingly, the Company has only a limited operating history with which you can evaluate its business and prospects. An investor in the Company must consider its business and prospects in light of the risks, uncertainties and difficulties frequently encountered by early-stage companies, including limited capital, delays in product development, government regulations, possible marketing and sales obstacles and delays, inability to gain customer and merchant acceptance or inability to achieve significant distribution of our products and services to customers. The Company cannot be certain that it will successfully address these risks. Its failure to address any of these risks could have a material adverse effect on its business. Since the 2021 acquisition, our rapid international expansions and manufacturing scale-up in 2025 introduce additional complexities in scaling operations sustainably.

THE REPORT OF OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM CONTAINS AN EXPLANATORY PARAGRAPH THAT EXPRESSES SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

The report of our independent registered public accounting firm with respect to our financial statements as of December 31, 2025 and for the year then ended indicates that our financial statements have been prepared assuming that we will continue as a going concern. The report states that, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Our plans in regard to these matters are described in Note 2 to our audited financial statements as of December 31, 2025 and 2024 and for the years then ended. If we are not able to continue as a going concern, investors could lose their investments. Ongoing investments in clinic networks and R&D, amid delayed facility launches like Dubai, may exacerbate cash flow pressures if revenue growth lags.

Our ability to generate the significant amount of cash needed to service our debt obligations and our ability to refinance all or a portion of our indebtedness or obtain additional financing depends on many factors, many of which may be beyond our control.

As of the date of this report, there are a number of unsecured promissory notes with an aggregate principal amount of $1,157,935 that have matured and are currently in default, but the Company has received no notice of default, demand for payment, or acceleration from any lender. The Company has insufficient cash on hand to repay these notes. The company is currently in debt restructuring talks, and there are also other lenders as well who have demonstrated interest in assuming this debt. However, if we are unable to generate sufficient revenues and/or additional financing to service this debt, there is a risk the lenders will call the notes, secure our assets, as to those applicable secured notes, and demand payment. While management believes the risk of acceleration is low based on historical lender forbearance, a formal demand on any defaulted note could trigger acceleration of up to $16.6 million in secured debt. If after all these recourses are exhausted and the debt becomes unresolvable, like any other company, there’s a risk we could go out of business.

Our ability to make scheduled payments on, or to refinance our obligations under, our debt, will depend on our financial and operating performance, which, in turn, will be subject to prevailing economic and competitive conditions and to the financial and business factors, many of which may be beyond our control. We cannot guarantee that our business will generate sufficient cash flow from operations, that currently anticipated business opportunities will be realized on schedule or at all, or that future borrowings will be available to us in amounts sufficient to enable us to service our indebtedness and any amounts borrowed under future credit facilities, or to fund our other liquidity needs. Capital-intensive projects, such as the Cancún manufacturing expansion and potential U.S. entry, heighten dependence on external financing amid volatile markets.

We will use cash to pay the principal and interest on our debt. These payments limit funds otherwise available for working capital, capital expenditures, acquisitions, collaborations and other purposes. As a result of these obligations, our current liabilities may exceed our current assets. We may need to take on additional debt as we expand our presence in the global stem cell industry, which could increase our ratio of debt to equity. The need to service our debt may limit funds available for other purposes and our inability to service debt in the future could lead to acceleration of our debt and foreclosure on assets. Increased debt from funding 2025 clinic launches and product innovations could strain resources if international revenues fluctuate.

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

The lending documents restrict, and any agreements governing future indebtedness may restrict, our ability to dispose of assets and use the proceeds from any such dispositions. We cannot guarantee we will be able to consummate any asset sales, or if we do, what the timing of the sales will be or whether the proceeds that we realize will be adequate to meet indebtedness service obligations when due. Restrictions in debt agreements may limit flexibility in responding to operational delays, such as those experienced with the Dubai facility.

Risks Related to Our Business

The Operations and Commercialization of Stem Cell Therapies is an exciting, new, and integral part of the emerging Regenerative Medicine market, BUT The field remains in its infancy.

As with all new technologies, products, practices and solutions, there are inherent risks related to our industry and business.

The field of stem cell therapy is relatively new, and not yet widely adopted by the medical community, and because of that infancy, it may have an adverse effect on our ability to reach potential physicians that are skeptical of the benefits or have questions about the risks, and thus, we may run into resistance in the marketing of our products and services. Stem cell therapies may be susceptible to various risks, including side effects, unintended immune system responses, inadequate therapeutic efficacy, and lack of acceptance by physicians, hospital, and the patients themselves. Evolving research on exosomes and peptides, as pursued in our 2025 R&D, adds uncertainty regarding long-term safety and efficacy data.

Our experience and others have shown that physicians are historically slow to adopt new treatment methods based on new technologies, like ours, when existing and trusted methods continue to be supported by established practitioners. Overcoming these obstacles often requires significant marketing expenditures, product performance, cost cutting and/or decreased pricing. We believe the skepticism to be a significant barrier as we attempt to gain market penetration with our products and services. Failure to achieve market acceptance of our products and services would have a material adverse effect on our financial condition. Physician training via ISSCA may mitigate this, but resistance in new markets like South Asia could slow adoption.

Additionally, part of our success will depend on continuing to establish and maintain effective strategic partnerships and collaborations with our international partners, which may impose challenges, restrictions, and or financial impacts to our business. Partnerships in 2025, such as with Njinsky Medical Centre in Pakistan, introduce dependencies on partner performance and local market dynamics.

As we apply our business strategy of establishing and maintaining strategic relationships, we believe this will allow us to expand and complement our products, training, support and commercialization capabilities. This we believe will allow us to reduce costs with greater economies of scale, and leverage a greater source of market intelligence, with crucial meta data gathered of Stem Cell Therapies applied to a full spectrum across global applications. Notwithstanding, there can be no assurances that we will favorably maintain all current or successfully add new relationships to successfully advance our business. Cultural and operational differences in diverse regions could strain these alliances.

Some of Our Potential Cell Therapy Products and Technologies Are In Early Stages Of Development.

The development of new cell therapy products is a highly risky undertaking, and there can be no assurance that any future research and development efforts we may undertake will be successful. Our potential products will require extensive additional research and development and perhaps regulatory approval before any commercial introduction. There can be no assurance that any future research, development and clinical trial efforts will result in viable products or meet efficacy standards. Innovations like Peptide Pens and advanced exosome formulations in 2025 require ongoing validation, with potential setbacks in clinical studies delaying commercialization.

WE COMPETE WITH A NUMBER OF COMPANIES IN OUR SPACE AND FACE INCREASED COMPETITION FROM SUCH COMPANIES.

In our global cell therapy operations, we face competitors in many different segments of our business models. We face intense competition from companies with much larger capital resources than us, and, as a result, we could struggle to attract customers and gain market share. Some of our existing or future competitors have greater financial resources and greater brand name recognition than we do and, as a result, may be better positioned to adapt to changes in the industry or the economy as a whole. We will strive to advance our products and technology in each of these sectors ahead of our competitors to gain market share. We also face intense competition in attracting and retaining qualified employees. Our ability to continue to compete effectively will depend upon our ability to attract new employees, retain and motivate our existing employees and to compensate employees competitively. We face significant competition in several aspects of our business, and such competition might increase, particularly in the market for regenerative therapies. Emerging players in peptides and exosomes could erode our leadership if they secure faster regulatory approvals or superior distribution.

Our competitors may announce new products, services or enhancements that better address changing industry standards on regenerative care. Any such increased competition could cause pricing pressure, loss of business or decreased customer purchases, any of which could adversely affect our business and operating results.

We believe that we have competitive strengths and protection via our depth of services and products, and our continually expanding global footprint, that we offer in the regenerative medicine field, including, but without limitation to, cell therapy products, isolation systems, physician training, laboratory build outs, medical tourism, and more. Our integrated model, including Cellgenic products and ISSCA training, differentiates us, but copycat full-service providers could emerge.

While there are particular or specific competitors in any one of these areas, no one is currently providing the full service one stop solution for such a complete range of offerings in this industry as we are.

Furthermore, we compete by becoming a resource, creating standards of practice, advancing the Stem Cell field in general, and by connecting associates and partners in many different aspects of the business. Collaborative events like the 2025 Global Summit foster this, but intellectual property leaks in partnerships pose risks.

We intend to continue strategic business acquisitions and other combinations, which are subject to inherent risks.

In order to expand our solutions, services, and grow our market and client base, we may continue to seek and complete strategic business acquisitions and other combinations that we believe are complementary to our business. Acquisitions have inherent risks which may have a material adverse effect on our business, financial condition, operating results or prospects, including, but not limited to: 1) failure to successfully integrate the business and financial operations, services, intellectual property, solutions or personnel of an acquired business and to maintain uniform standard controls, policies and procedures; 2) diversion of management’s attention from other business concerns; 3) entry into markets in which we have little or no direct prior experience; 4) failure to achieve projected synergies and performance targets; 5) loss of clients or key personnel; 6) incurrence of debt or assumption of known and unknown liabilities; 7) write-off of software development costs, goodwill, client lists and amortization of expenses related to intangible assets; 8) dilutive issuances of equity securities; and, 9) accounting deficiencies that could arise in connection with, or as a result of, the acquisition of an acquired company, including issues related to internal control over financial reporting and the time and cost associated with remedying such deficiencies. If we fail to successfully integrate acquired businesses or fail to implement our business strategies with respect to these acquisitions, we may not be able to achieve projected results or support the amount of consideration paid for such acquired businesses. Future acquisitions to bolster our network, like potential U.S. entries, could face integration challenges in diverse regulatory environments.

If we are unable to manage our growth in the new markets in which we offer solutions or services, our business and financial results could suffer.

Our future financial results will depend in part on our ability to profitably manage our business in the new markets that we enter. Difficulties in managing future growth in new markets could have a significant negative impact on our business, financial condition and results of operations. Rapid 2025 expansions into South America and Asia strain management resources, risking operational inefficiencies.

OUR BUSINESS WILL SUFFER IF OUR NETWORK SYSTEMS, OR OPEN-SOURCE PLATFORM FAILS OR BECOME UNAVAILABLE.

A reduction in the performance, reliability and availability of our network infrastructure would harm our ability to distribute our products to our users, as well as our reputation and ability to attract and retain customers. Our systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, Internet breakdown, earthquake and similar events. Our systems could also be subject to viruses, break-ins, sabotage, acts of terrorism, acts of vandalism, hacking, cyber-terrorism and similar misconduct. We might not carry adequate business interruption insurance to compensate us for losses that may occur from a system outage. Any system error or failure that causes interruption in availability of our product or an increase in response time could result in a loss of potential customers, which could have a material adverse effect on our business, financial condition and results of operations. If we suffer sustained or repeated interruptions, then our products and services could be less attractive to our users and our business would be materially harmed. Reliance on digital platforms for ISSCA online training in 2025 heightens cybersecurity vulnerabilities.

WE MAY NOT BE ABLE TO IMPLEMENT OUR GROWTH AND MARKETING STRATEGY SUCCESSFULLY OR ON A TIMELY BASIS OR AT ALL.

Our future success depends, in large part, on our ability to implement our growth strategy of expanding distribution and sales of our product portfolio, attracting new consumers and introducing new product lines and product extensions.

Our sales and operating results will be adversely affected if we fail to implement our growth strategy or if we invest resources in a growth strategy that ultimately proves unsuccessful. Delays in Dubai facility, now pushed to 2026, exemplify execution risks in strategic expansions.

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

●	Certification, licensing or regulatory requirements;

●	Unexpected changes in regulatory requirements;

●	Changes to or reduced protection of intellectual property rights in some countries particularly in emerging markets where enforcement is weaker.

DEFECTS IN THE PRODUCTS WE SELL OR FAILURES IN QUALITY CONTROL RELATED TO OUR DISTRIBUTION OF PRODUCTS COULD IMPAIR OUR ABILITY TO SELL OUR PRODUCTS OR COULD RESULT IN PRODUCT LIABILITY CLAIMS, LITIGATION AND OTHER SIGNIFICANT EVENTS INVOLVING SUBSTANTIAL COSTS.

Detection of any significant defects in our regenerative medicine products that we sell or failure in our quality control procedures or the quality control procedures of our suppliers may result in, among other things, delay in time-to-market, loss of sales and market acceptance of our products, diversion of development resources, injury to our reputation and restrictions imposed by governmental agencies. The costs we may incur in correcting any product defects may be substantial and we may not be able to identify adequate remedies, if required. Additionally, errors, defects or other performance problems could result in financial or other damages to our customers, which could result in litigation. Product liability litigation, even if we prevail and/or our suppliers, would be time consuming and costly to defend, and if we and/or our product suppliers do not prevail, could result in the imposition of a damages award. We presently do not maintain product liability insurance and we are therefore exposed to claims without the benefit of insurance. New products like Peptide Pens increase liability risks if manufacturing flaws lead to adverse patient outcomes.

If we should in the future become required to obtain regulatory approval to market and sell our pRODUCTS AND services we will not be able to generate any revenues until such approval is received.

The medical industry is subject to stringent regulation by a wide range of authorities. Although Stem Cell therapy is heavily regulated in the US by the Food and Drug Administration, we do not focus our business portfolio in U.S. markets. To this end, we have suspended operations in the U.S. As such, we are not constrained by FDA regulatory jurisdictions. We now operate exclusively in countries where clear regulatory pathways to manufacturing and practice exist. Our Cofepris-accredited Cancún facility exemplifies compliance, but evolving standards in Mexico or new markets could necessitate additional approvals.

However, while we are not presently required to obtain regulatory approval in regulated markets, such as the U.S., to create, market and sell our products and services we cannot predict whether regulatory clearance will be required in the future and, if so, whether such clearance will at such time be obtained, whether for the products and services that we have commercialized or may attempt to develop. Should such regulatory approval in the future be required, our products and services may be suspended or may not be able to be marketed and sold until we have completed the regulatory clearance process as and if implemented by the FDA or similar foreign regulatory entities. Satisfaction of regulatory requirements typically takes many years, is dependent upon the type, complexity and novelty of the product or service and would require the expenditure of substantial resources. Potential U.S. re-entry plans in 2026 hinge on FDA evolutions, with delays risking revenue opportunities.

If regulatory clearance of products and services is granted, this clearance may be limited to those particular states and conditions for which the products and services are demonstrated to be safe and effective, which would limit our ability to generate revenue.

We cannot ensure that any products and services developed by us will meet all of the applicable regulatory requirements needed to receive marketing clearance. Failure to obtain regulatory approval will prevent commercialization of our products and services where such clearance is necessary. There can be no assurance we will obtain regulatory approval of our products and services that may require it. International variances, like in Dubai’s regulatory delays, underscore compliance challenges.

We may be unable to protect our intellectual property from infringement by third parties, and third parties may claim that we are infringing on their intellectual property, either of which could materially and adversely affect us.

We intend to rely on patent protection, trade secrets, technical know-how and continuing technological innovation to protect our intellectual property, and we expect to require any employees, consultants and advisors that we may hire or engage in the future to execute confidentiality and assignment of inventions agreements in connection with their employment, consulting or advisory relationships. There can be no assurance, however, that these agreements will not be breached or that we will have adequate remedies for any such breach. Proprietary protocols for exosomes and peptides are vulnerable to reverse engineering in competitive markets.

Despite our efforts to protect our intellectual property, third parties may infringe or misappropriate our intellectual property or may develop intellectual property competitive with ours. Our competitors may independently develop similar technology or otherwise duplicate our products and services. As a result, we may have to litigate to enforce and protect our intellectual property rights to determine their scope, validity or enforceability. Intellectual property litigation is particularly expensive, time-consuming, diverts the attention of management and technical personnel and could result in substantial cost and uncertainty regarding our future viability. The loss of intellectual property protection or the inability to secure or enforce intellectual property protection would limit our ability to produce and/or market our products and services in the future and would likely have an adverse effect on any revenues we may in the future be able to generate by the sale or license of such intellectual property. Global expansions increase infringement risks in regions with lax IP enforcement.

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

We are subject to the Foreign Corrupt Practices Act (FCPA), and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute, for the purpose of obtaining or retaining business. It is our policy to implement safeguards to discourage these practices by our employees. However, our existing safeguards and any future improvements may prove to be less than effective and our employees, consultants, sales agents or distributors may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. Operations in emerging markets heighten FCPA scrutiny through local partnerships.

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

Risks Related to Our Management and Control Persons

WE RELY HEAVILY ON OUR MANAGEMENT, AND THE LOSS OF THEIR SERVICES COULD ADVERSELY AFFECT OUR BUSINESS.

Our success is highly dependent upon the continued services of our Chief Executive Officer, David Christensen. The loss of Mr. Christensen’s services would have a material adverse effect on the Company and its business operations. Dependence on key personnel extends to scientific leaders driving R&D initiatives.

The market for skilled employees is highly competitive, especially for employees in our industry. Although we expect that our planned compensation programs will be intended to attract and retain the employees required for us to be successful, there can be no assurance that we will be able to retain the services of all our key employees or a sufficient number to execute our plans, nor can there be any assurance we will be able to continue to attract new employees as required. Talent shortages in regenerative medicine could hinder expansions.

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

Risks Related to Our Common Stock

OUR STOCK PRICE MAY BE VOLATILE OR MAY DECLINE REGARDLESS OF OUR OPERATING PERFORMANCE, AND YOU MAY LOSE PART OR ALL OF YOUR INVESTMENT.

The market price of our common stock may fluctuate widely in response to various factors, some of which are beyond our control, including:

●	market conditions or trends in the regenerative medicine sector; ;

●	actions by competitors;

●	actual or anticipated growth rates relative to our competitors;

●	the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;

●	economic, legal and regulatory factors unrelated to our performance;

●	any future guidance we may provide to the public, any changes in such guidance or any difference between our guidance and actual results;

●	changes in financial estimates or recommendations by any securities analysts who follow our common stock;

●	speculation by the press or investment community regarding our business;

●	litigation;

●	changes in key personnel; and

●	future sales of our common stock by our officers, directors and significant shareholders.

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

POTENTIAL FUTURE FINANCINGS MAY DILUTE THE HOLDINGS OF OUR CURRENT SHAREHOLDERS.

In order to provide capital for the operation of our business, in the future we may enter into financing arrangements. These arrangements may involve the issuance of new shares of common stock, preferred stock that is convertible into common stock, debt securities that are convertible into common stock or warrants for the purchase of common stock. Any of these items could result in a material increase in the number of shares of common stock outstanding, which would in turn result in a dilution of the ownership interests of existing common shareholders. In addition, these new securities could contain provisions, such as priorities on distributions and voting rights, which could affect the value of our existing common stock. Financing for manufacturing scale-up or acquisitions could involve such dilutive issuances.

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

As of December 31, 2025, there were 133,125,861 shares of Common Stock issuable upon the exercise of options and warrants at weighted average exercise price of $0.068, 129,347 shares from the conversion of outstanding convertible notes and 39,244,937 shares from the conversion of outstanding convertible preferred stock.

Our articles of incorporation, as amended, permits the issuance of up to 100,000,000 shares of Common Stock. As such, we have the ability to issue substantial amounts of Common Stock in the future, which would dilute the percentage ownership held by stockholders.

FUTURE ISSUANCE OF OUR COMMON STOCK, PREFERRED STOCK, OPTIONS AND WARRANTS COULD DILUTE THE INTERESTS OF EXISTING STOCKHOLDERS.

We may issue additional shares of our common stock, preferred stock, options and warrants in the future. The issuance of a substantial amount of common stock, options and warrants could have the effect of substantially diluting the interests of our current stockholders. In addition, the sale of a substantial amount of common stock or preferred stock in the public market, or the exercise of a substantial number of warrants and options either in the initial issuance or in a subsequent resale by the target company in an acquisition which received such common stock as consideration or by investors who acquired such common stock in a private placement could have an adverse effect on the market price of our common stock. Potential equity raises for 2026 expansions could amplify dilution.

OUR ARTICLES OF INCORPORATION GRANTS OUR BOARD THE POWER TO ISSUE ADDITIONAL SHARES OF COMMON AND PREFERRED SHARES AND TO DESIGNATE OTHER CLASSES OF PREFERRED SHARES, ALL WITHOUT STOCKHOLDER APPROVAL.

As of December 31, 2025, our authorized capital consists of 100,000,000 shares of common stock and 11,000,000 shares are authorized as preferred stock, both with a par value of $0.001 per share. Our Board, without any action by our stockholders, may designate and issue shares of preferred stock in such series as it deems appropriate and establish the rights, preferences and privileges of such shares, including dividends, liquidation and voting rights, provided it is consistent with Nevada law.

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

We are a “smaller reporting company” as defined in the Exchange Act. As a smaller reporting company, we may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as (i) our voting and non-voting common stock held by non-affiliates is less than $250 million measured on the last business day of our second fiscal quarter, or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700 million measured on the last business day of our second fiscal quarter. To the extent we take advantage of any reduced disclosure obligations, it may make it harder for investors to analyze the Company’s results of operations and financial prospects in comparison with other public companies.

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

We rely on our information technology systems, including those managed by third parties, to operate our business. These systems are critical to our manufacturing operations at the Cancún facility, physician training programs through the International Society for Stem Cell Application (ISSCA), global distribution of Cellgenic products (including Peptide Pens and exosome therapies), management of sensitive clinical and research data, and coordination across our international clinic network and strategic partnerships in regions such as Latin America, Southeast Asia, the Middle East, and South Asia.

Cybersecurity threats, including but not limited to ransomware, phishing attacks, data breaches, malware, supply chain compromises, denial-of-service attacks, and insider threats, represent significant risks to our operations, intellectual property (such as proprietary protocols for mesenchymal stem cells, exosomes, and peptide-based products), patient and clinical data, financial condition, and reputation. These risks are heightened by our increasing reliance on digital platforms for online education and certification programs, inventory and supply chain management, international collaborations, and the handling of sensitive biological and health-related information in a global, multi-jurisdictional environment.

We have developed and implemented policies, procedures, and controls designed to protect our information technology systems and to identify, assess, and respond to cybersecurity threats and incidents in a timely manner. Our cybersecurity risk management program is integrated into our broader enterprise risk management framework and is designed to protect the confidentiality, integrity, and availability of our systems and data.

Key elements of our cybersecurity risk management program include:

◾	Regular risk assessments, vulnerability scanning, and penetration testing of our networks and systems;

◾	Implementation of technical safeguards such as firewalls, intrusion detection and prevention systems, endpoint detection and response tools, multi-factor authentication, encryption of sensitive data (both in transit and at rest), and regular security patching;

◾	Deployment of anti-malware and antivirus applications across endpoints and servers;

◾	Employee training programs focused on cybersecurity awareness, phishing recognition, secure data handling, and incident reporting;

◾	Periodic quality audits, tabletop exercises, and simulated incident response drills to test and improve preparedness;

◾	Backup systems, redundancy measures, and disaster recovery plans to minimize the impact of potential incidents;

◾	Monitoring and detection activities to identify potential threats in real time.

We engage qualified third-party consultants and cybersecurity service providers to support our risk management efforts. These third parties assist with independent assessments, continuous monitoring, threat detection, incident response support, and enhancement of our overall cybersecurity posture. The third-party consultant team is overseen by our sole officer and director on relevant matters, including the status of our cybersecurity program, emerging threats, and any significant incidents.

As of December 31, 2025, we have not identified any cybersecurity incidents that have materially affected, or are reasonably likely to materially affect, our business strategy, results of operations, or financial condition, including our consolidated financial statements.

We continue to monitor the evolving cybersecurity threat landscape closely, particularly in light of our rapid international expansion, increasing dependence on third-party vendors for manufacturing components, logistics, cloud services, and technology infrastructure, and the sensitive nature of the biological, clinical, and patient data we handle. While we believe our current cybersecurity measures are appropriate and proportionate to the risks we face, no system of safeguards can provide absolute protection. A significant cybersecurity incident in the future could result in operational disruptions, loss of intellectual property, unauthorized disclosure of sensitive data, regulatory investigations, litigation, reputational harm, financial losses, and other adverse consequences.

ITEM 2.	PROPERTIES

We maintain our current principal office at 433 Plaza Real, Suite 275, Boca Raton, Florida 33432. Our phone number is (800) 956-3935. This location serves as our administrative headquarters in the United States.

Our primary operational facilities are located in Cancún, Quintana Roo, Mexico, where we conduct patient treatments, physician training, and manufacturing of regenerative medicine products through our subsidiary, Global Stem Cells Group, Inc. (GSCG), and its division Cellgenic.

The Cancún operations are situated in the Tulum Trade Center, a modern commercial complex located at Boulevard Luis Donaldo Colosio, Manzana 1, Lote 3, Supermanzana 9, Cancún, Quintana Roo, Mexico. This facility serves as both our clinical center for regenerative therapies and our advanced manufacturing site for mesenchymal stem cells (MSCs), exosomes, peptide-based products, and related biologics.

Lease History and Current Arrangements:

◾	Initial Lease: Global Stem Cell Group, Inc. entered into a lease agreement with HELLIMEX, S.A. DE CV beginning January 16, 2022, and originally ending on January 15, 2024. The leased space consisted of approximately 1,647 square feet, with a monthly rent of $2,714 and a security deposit of $5,588. In January 2022, we initiated the buildout of the clinic and procurement of equipment. The Cancún facility is accredited by both the Mexican General Health Council and COFEPRIS (Mexico’s federal health regulatory authority equivalent to the FDA), enabling compliant operations for stem cell therapies and manufacturing.

◾	Expansion Lease: Due to business growth and the need for additional space, we entered into a new lease with RIVIERA MAYA, S.A. DE C.V. beginning January 16, 2024, and originally ending on January 15, 2026. This added approximately 1,216 square feet to support expanded clinical and manufacturing activities.

◾	Lease Extension: On December 31, 2025, the Company signed a five-year extension to the combined lease arrangements, effective from December 31, 2025, through December 31, 2029. The monthly rent and security deposit terms remained unchanged at $2,714 per month and $5,588, respectively. This extension provides long-term stability for our core operations.

Additional Leases in 2025:

◾	On July 31, 2025, the Company signed a three-year lease for additional space consisting of 1,290 square feet located at Av. Bonampak #SM4A M1 Lote 4C, Int. Local 401, Col. SM 4A, Localidad Benito Juárez, Cancún, Quintana Roo C.P. 77500, MX. The lease commences on July 31, 2025, and ends on June 30, 2028, with a monthly rent of $10,000 for the first year and a 3.56% annual increase beginning in the second year. A security deposit of $20,000 was paid.

◾	On October 30, 2025, the Company signed a five-year lease for additional office space consisting of 1,205 square feet at the Tulum Trade Center. The lease commences on November 1, 2025, and ends on October 31, 2030, with a monthly rent of $3,500 for the first year and a 4% annual increase beginning in the second year. A security deposit of $5,300 was paid.

The Cancún facility is fully licensed by COFEPRIS to function as a Stem Cell Collection Center, Stem Cell Bank, and advanced manufacturing center. It supports our vertical integration strategy, enabling in-house production of high-quality regenerative products for our global clinic network and distribution. The facility’s strategic location in Cancún facilitates access to international patients and aligns with our focus on medical tourism and regenerative treatments in Mexico.

We do not own any real property and lease all our facilities on market terms. We believe our current leased properties are adequate for our present and near-term needs, with flexibility to expand as our operations grow in key international markets. We continue to evaluate additional locations for future clinic expansions and potential manufacturing sites, subject to regulatory and market conditions.

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

Market Information

Our common stock is qualified for quotation on the OTC Markets – OTCPink under the symbol “RMTG” and has been quoted on the OTCPink since October 16, 2018. There currently is no liquid trading market for our common stock, and trading activity has historically been limited and sporadic. There can be no assurance that a significant active trading market in our common stock will develop, or if such a market develops, that it will be sustained. The market remains highly illiquid, and quoted prices may not reflect actual transaction values due to low volume.

The closing price of our common stock at December 31, 2025, was $0.049.

Penny Stock

The Securities and Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks are generally equity securities with a price of less than $5.00 per share, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. Our common stock is considered a penny stock under these rules.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Commission. This document must contain: (a) a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of securities laws; (c) a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) a toll-free telephone number for inquiries on disciplinary actions; (e) definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) such other information and in such form, including language, type size and format, as the Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules. Therefore, because our common stock is subject to the penny stock rules, stockholders may have difficulty selling those securities.

Holders

As of the latest available information (reflecting data through late 2025 or early 2026), we had approximately 148 shareholders of common stock according to our transfer agent’s shareholder list. The number of record holders may not reflect the actual number of beneficial owners due to shares held in street name through brokerage accounts.

Dividends

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying any dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the growth of the Registrant’s business, including expansions of our clinic network, manufacturing capabilities, product development, and international market penetration.

Equity Compensation Plan Information

The Company does not currently have an equity compensation plan in place.

Recent Sales of Unregistered Securities

On February 29, 2024, the Company issued 45,030 shares of common stock for conversion of convertible notes.

On November 3, 2025, the Company issued 600,000 shares of common stock for conversion of promissory notes.

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

Results of Operations

Below is a summary of the results of operations for the years ended December 31, 2025, and 2024.

	For the Years Ended December 31,
	2025	2024	$ Change	% Change
Revenue	$5,100,315	$4,107,494	$992,821	24.17%
Cost of revenue	2,289,537	1,284,375	1,005,162	78.26%
Gross profit	2,810,778	2,823,119	(12,341)	-0.44%

Operating expenses
Advertising and marketing	716,698	456,431	260,267	57.02%
Professional fees	1,390,146	1,124,439	265,707	23.63%
Officer compensation	90,000	90,000	-	0.00%
Depreciation and amortization expense	281,067	220,559	60,508	27.43%
Investor relations	80,000	52,193	27,807	53.28%
General and administrative	1,120,029	798,316	321,713	40.30%
Total operating expenses	3,677,940	2,741,938	936,002	34.14%
Net income (loss) from operations	(867,162)	81,181	(948,343)	-1168.18%

Other expenses
Interest expense	(7,447,780)	(5,641,609)	(1,806,171)	32.02%
Change in fair value of derivative liability	918,688	(2,543)	921,231	-36226.15%
Loss on extinguishment of debt	(416,155)	-	(416,155)	0.00%
Total other expenses	(6,945,247)	(5,644,152)	(1,301,095)	23.05%

Net loss	$(7,812,409)	$(5,562,971)	$(2,249,438)	40.44%

Revenue

Revenue increased by 24.17% in the amount of $992,821 for the year ended December 31, 2025, compared to the same period in 2024. The increase in revenue was across all categories of revenue and a result of marketing and sales efforts to increase brand recognition and exposure in the industry. The strategic plans for 2025 were to seek and attract more Affiliates. Investing heavily in ISSCA events global presence, and brand positioning for ISSCA was intentional  and aligned with our objective of accelerating affiliate expansion. During 2025, the Company signed three new affiliate partners through its ISSCA education and training programs.

Growth came from expanded product distribution networks, including new sales channels and increased volume in stem cell-related products. This reflects market demand for our biologic solutions. Revenue increased due to higher patient volumes, a shift toward premium treatment mixes (e.g., advanced regenerative therapies), operational efficiencies in clinic operations, more international live conferences, expanded certification programs, and multi-day events to reach global audiences.

The strategic plans for 2025 to invest heavily in ISSCA events global presence, and brand positioning for ISSCA in 2025 to seek and attract more Affiliates resulted in higher cost of revenue resulting in a decrease in gross profit percentage in 2025. We believe that our strategy will result in increased revenue in future quarters. Our unaudited information for the first quarter of 2026 shows a 69% increase in revenue compared with the fourth quarter of 2025.

The following table presents the Company’s revenue by product category for the years ended December 31, 2025, and 2024:

	For the Years Ended December 31,
	2025	2024
Training	$1,125,521	$809,654
Product supplies	2,024,573	1,748,961
Equipment	75,835	177,225
Patient procedures	1,874,386	1,371,654
Total revenue	$5,100,315	$4,107,494

Operating Expenses

Operating expenses increased by 34.14% in the amount of $936,002 for the year ended December 31, 2025, compared to the year ended 2024. Listed below are the major changes to operating expenses:

Advertising and marketing fees increased by $260,267 for the year ended December 31, 2025, compared to the year ended 2024, primarily due to an increase by Global Stem Cells Group in international campaigns and promotions across divisions, including digital efforts for Cellgenic products, Cellular treatments, and ISSCA events.

Professional fees increased by $265,707 for the year ended December 31, 2025, compared to the year ended 2024, primarily due to an increase by Global Stem Cells Group related to legal structuring, international contracts, compliance (e.g., regulatory for Cellgenic and Cellular), accounting expansion, corporate advisory, and lease advisory.

Depreciation and amortization increased by $60,508 for the year ended December 31, 2025, compared to the year ended 2024, primarily due to expanding facilities to support increased operations in Cellular and Cellgenic, plus ISSCA logistics.

Investor relations increased by $27,807 for the year ended December 31, 2025, compared to the year ended 2024, primarily due to an agreement with an investor relation firm in May 2025.

General and administrative expense increased by $321,713 for the year ended December 31, 2025, compared to the year ended 2024, primarily due to expenses associated with expansion of clinic and travel due to more international events.

We expect our overall operating expenses to increase into 2026 as we further implement our business plan. We expect increases in future quarters over all major categories as we engage in efforts to increase brand awareness with our products and services, including advertising campaigns and investor relation services. We also expect an increase in general operating costs and growth initiatives as we ramp up operations and seek to expand them.

Other Expense

Other expenses increased by $1,301,095 for the year ended December 31, 2025, compared to the year ended 2024, primarily as a result of a decrease in amortization of discount of $760,391 and $921,231 change in FV of derivative financial instrument offset by an increase of $2,562,248 of interest on promissory notes and loss on extinguishment of debt of 416,155. In consideration for the extension of certain notes the company incurred a one-time 10% premium of $1,871,027.

We had interest expense of $7,447,780 and $5,641,609 for the years ended December 31, 2025, and 2024, respectively.

We expect to continue to experience high interest payments in the future as a result of our outstanding liabilities. If we are unable to generate sufficient revenues and/or additional financing to service this debt, there is a risk the lenders will call the notes, and we will be unable to repay the loans. If this happens, we could go out of business.

Net Loss

We recorded a net loss of $7,812,409 for the year ended December 31, 2025, as compared with a net loss of $5,562,971 for the year ended 2024.

Liquidity and Capital Resources

Since inception, the Company has financed its operations through private placements, convertible notes, and unsecured and secured debt. The following is a summary of the cash and cash equivalents as of December 31, 2025, and December 31, 2024.

	December 31, 2025	December 31, 2024	$ Change	% Change
Cash and cash equivalents	$956,718	$1,165,820	$(209,102)	-17.94%

Summary of Cash Flows

Below is a summary of the Company’s cash flows for the years ended December 31, 2025, and 2024.

	For the Years Ended December 31,
	2025	2024
Net cash provided (used) in operating activities	$(706,519)	$850,699
Net cash used by investing activities	(602,583)	(215,419)
Net cash used by financing activities	1,100,000	-
Net increase (decrease) in cash and cash equivalents	$(209,102)	$635,280

Operating activities

Net cash used by operating activities was $706,519 during the year ended December 31, 2025, and consisted of a net change in operating assets and liabilities of $5,937,864 and non-cash items of $1,166,026, offset by a net loss of $7,812,409. The primary non-cash items for the year ended December 31, 2025, consisted of amortization of debt discount of $1,366,291, depreciation and amortization of $281,067 and loss on extinguishment of debt of $416,155 offset by change in derivative liabilities of $918,688. The significant change in operating assets and liabilities was an increase in accounts payable.

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

Investing activities

Net cash used in investing activities was $602,583 and consisted of the purchase of property and equipment associated with the Cancun facility during the year ended December 31, 2025.

Net cash used in investing activities was $215,419 and consisted of the purchase of property and equipment associated with the Cancun facility during the year ended December 31, 2024.

Financing activities

Net cash provided by financing activities was $1,100,000 and consisted of a Promissory Debentures with a lender in the amount of $1,375,000 net discount in the amount of $275,000 during the year ended December 31, 2025.

Net cash used in financing activities was $0.00 for the year ended December 31, 2024.

Since our inception, we have financed our operations through private placements, convertible notes, and unsecured debt, and we have also issued debt in our company secured by all of our assets. We expect to continue to experience high interest payments in the future as a result of our outstanding liabilities. Additionally, as of the date of this report, there are a number of unsecured promissory notes with an aggregate principal amount of $1,157,935 that have matured and are currently in default, but the Company has received no notice of default, demand for payment, or acceleration from any lender. The Company has insufficient cash on hand to repay these notes. The company is currently in debt restructuring talks, and there are also other lenders as well who have demonstrated interest in assuming this debt. However, if we are unable to generate sufficient revenues and/or additional financing to service this debt, there is a risk the lenders will call the notes, secure our assets, as to those applicable secured notes, and demand payment. While management believes the risk of acceleration is low based on historical lender forbearance, a formal demand on any defaulted note could trigger acceleration of up to $16.6 million in secured debt. If after all these recourses are exhausted and the debt becomes unresolvable, like any other company, there’s a risk we could go out of business.

At December 31, 2025, we had limited cash of $956,718, a substantial working capital deficit, and although our revenues have increased, future losses are anticipated. Based upon the current financial condition, we do not have sufficient cash to operate our business at the current level for the next twelve months. We intend to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements. We plan to seek additional financing in a private equity offering to secure funding for operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired, and we could go out of business. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Going Concern

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, resulting in an accumulated deficit of approximately $75,365,511 and a working capital deficit of $35,601,860 as of December 31, 2025, and future losses are anticipated. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of December 31, 2025, the Company had no off-balance sheet arrangements.

Critical Accounting Policies

Our critical accounting policies have not materially changed during the year ended December 31, 2025. Furthermore, the preparation of our financial statements is in conformity with generally accepted accounting principles in the United States of America, or GAAP. The preparation of our financial statements requires management to make judgments and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. Our management believes that we consistently apply these judgments and estimates, and the financial statements fairly represent all periods presented. However, any differences between these judgments and estimates and actual results could have a material impact on our statements of income and financial position.

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

Revenue Recognition

In accordance with FASB ASC 606, Revenue from Contracts with Customers, the Company recognizes revenue when it satisfies a performance obligation by transferring control of a promised good or service to a customer. Revenue is measured based on the consideration the Company expects to receive in exchange for those goods or services.

The Company’s primary revenue streams are as follows:

Training

The Company offers stem cell and exosome certification training programs for physicians and healthcare professionals. The performance obligation is satisfied upon completion of the training seminar and delivery of the related certification and materials. Revenue is recognized at the point in time the seminar is completed and control of the training services has transferred to the customer.

Products

The Company sells regenerative medicine and related products directly to physicians and clinics. Products are generally sold at the point of sale, shipped directly to customers, or provided in connection with patient procedures and training events. Revenue is recognized at the point in time control transfers to the customer, which generally occurs upon shipment or customer pickup.

Equipment

The Company sells medical and regenerative medicine equipment to physicians and clinics. Equipment is shipped either directly from the manufacturer or by the Company to the customer. Revenue is recognized at the point in time control transfers to the customer, which generally occurs upon shipment or customer pickup.

Patient Procedures

The Company provides regenerative medicine procedures at its clinic locations. Customers may remit deposits in advance of scheduled procedures, which are recorded as deferred revenue until the related services are performed. Revenue is recognized at the point in time the medical procedures are completed and the related performance obligations have been satisfied.

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

At December 31, 2025, and December 31, 2024, the carrying amounts of the Company’s financial instruments, including cash, account payables, and accrued expenses, approximate their respective fair value due to the short-term nature of these instruments.

At December 31, 2025, and December 31, 2024, the Company does not have any assets or liabilities except for derivative liabilities related to convertible notes payable required to be measured at fair value in accordance with FASB ASC Topic 820, Fair Value Measurement.

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

Segment Reporting

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

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the year ended December 31, 2025. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We have inadequate controls to ensure that information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting. Management evaluated the impact of the lack of timely communication between non–financial personnel and financial personnel on our assessment of our reporting controls and procedures and has concluded that the control deficiency represented a material weakness.

To address these material weaknesses, management engaged financial consultants, performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. We have not remedied the material weaknesses as of December 31, 2025. The Company plans to take remedial action to address these weaknesses during the fiscal year ended 2025.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the year ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except the implementation of the controls identified above.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our current director and executive officer and his age are listed below.

Name	Current Age	Position
David Christensen	60	President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer), Secretary and Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

As December 31, 2025, based on a review solely of the filings made under Section 16 of the Exchange Act, all reports were timely filed.

ITEM 11.	EXECUTIVE COMPENSATION.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2025, and 2024.

EXECUTIVE OFFICER COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

David Christensen	2025	90,000		-					90,000
President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer), Secretary And Director	2024	90,000		-					90,000

Outstanding Equity Awards at the End of the Fiscal Year

We do not have any equity compensation plans and therefore no equity awards are outstanding as of December 31, 2025.

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

Employment Agreements

On August 18, 2021, the Company entered into a three-year Consulting Agreement with ETC (Enterprise Technology Consulting), a company owned by David Christensen, the Company’s Chief Executive Officer. Under the terms of the agreement, ETC was compensated at an annual rate of $90,000, payable monthly. In addition, the agreement provided for the issuance of 896 shares of Series DD Preferred Stock of the Company, with 448 shares issued on August 18, 2021, and the remaining 448 shares issued on February 18, 2022.

The original Consulting Agreement expired in August 2024. Following the expiration, the Company has continued to compensate ETC at the same annual rate of $90,000, payable monthly, on a month-to-month basis while finalizing terms for a new agreement.

The Company intends to enter into a new formal consulting agreement with ETC during 2026 to continue these services. This new agreement is expected to maintain similar compensation terms, reflecting the ongoing essential role of Mr. Christensen’s leadership and strategic oversight in the Company’s operations, international expansion, and execution of its regenerative medicine business plan. Any new agreement will be subject to approval by the Board of Directors and will be disclosed in accordance with applicable SEC reporting requirements.

As of the date of this report, no other employment agreements or material compensatory arrangements with executive officers or key personnel have been entered into or modified that require disclosure.

Board of Directors

Our directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified. Our officers are elected by and serve at the discretion of the board of directors.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2025, we did not have any securities authorized for issuance under any equity compensation plans.

Compensation of Directors

No director received compensation for his services during the year ended December 31, 2025.

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

Applicable percentage ownership is based on 13,138,968 shares of Common Stock outstanding as of May 14, 2026. In addition, as of May 14, 2026, there were 1,050,000 shares of Series AA Preferred Stock outstanding.

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

The Company’s corporate registered office is 433 Plaza Real Suite, 275, Boca Raton, Florida 33432. The online virtual office lease is for a month-to-month term at $89.00 per month. The Company has no physical office leases that required implementation of ASU 842 in the year ended December 31, 2025, and 2024 to assets and liabilities.

Benito Novas’ brother, sister and nephew provide marketing/administrative and training/R&D services to Global Stem Cells Group and were paid $342,153 in the aggregate as consultants during the year ended December 31, 2025, and $266,857 in the aggregate for the year ended December 31, 2024.

Director Independence

As of the date of this Annual Report, the Company’s Board of Directors consists of David Christensen, who also serves as Chief Executive Officer. The Board has determined that Mr. Christensen is not independent under the independence standards applicable to companies listed on The Nasdaq Stock Market or the NYSE (although the Company’s common stock is quoted on the OTC Pink marketplace and is not subject to these listing standards). Due to the Company’s current size, stage of development, and capital structure (including the super-voting rights of the Series AA Preferred Stock held by Mr. Christensen and Benito Novas), the Board has not yet established separate committees (such as an audit committee, compensation committee, or nominating committee) or appointed independent directors. The Board intends to evaluate the addition of independent directors and the formation of appropriate committees as the Company’s operations and governance needs evolve.

All related-party transactions, including those described above, are subject to review and approval (or ratification) by the Board of Directors (or a designated committee) in accordance with the Company’s policies and applicable laws to ensure they are fair, reasonable, and in the best interests of the Company and its stockholders. The Board considers all relevant factors, including the nature of the relationship, the terms of the transaction, prevailing market rates, and any potential conflicts of interest.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Victor Mokuolu, CPA PLLC served as our independent registered public accountants for the year ended December 31, 2025, and for the year ended December 31, 2024.

Audit Fees

For the Company’s fiscal years ended December 31, 2025, and 2024, we were billed approximately $92,000 and $88,440, respectively, for professional services rendered by our independent auditors for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services rendered by our independent auditors for the years ended December 31, 2025, and 2024, respectively.

Tax Fees

For the Company’s fiscal years ended December 31, 2025, and 2024, there were no fees for professional services rendered by our independent auditors for tax compliance, tax advice, and tax planning.

All Other Fees

For the Company’s fiscal years ended December 31, 2025, and 2024, we were no billed any other fees by our auditors.

ITEM 15.	EXHIBITS FINANCIAL STATEMENT SCHEDULES.

We have filed the exhibits listed on the accompanying Exhibit Index of this annual report and below in this Item 15:

		Incorporated by
		Reference		Filed or Furnished
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

2.1	Plan of Merger	10-12G	2.1	12/12/2018

3.1	Articles of Incorporation, as Amended	10-12G	3.1	12/12/2018

3.2	Series AA Certificate of Designation	10-12G	3.2	12/12/2018

3.3	Series BB Certificate of Designation	10-12G	3.3	12/12/2018

3.4	Amendment to Certificate of Designation of Series AA Preferred Stock	8-K	3.1	11/29/2019

3.5	Certificate of Designation of Series CC Preferred Stock	8-K	3.2	11/29/2019

3.6	Certificate of Designation of Series DD Preferred Stock	8-K	3.3	11/29/2019

3.7	Amendment to Certificate of Designation of Series AA Preferred Stock	8-K	3.1	6/24/2021

3.8	Withdrawal of Certificate of Designation for Series BB Preferred Stock	10-K	3.8	4/15/2024

3.9	Withdrawal of Certificate of Designation for Series CC Preferred Stock	10-K	3.9	4/15/2024

3.10	Certificate of Designation for Series CC Preferred Stock dated April 10, 2025	10-K	3.10	4/15/2025

3.11	Amended and Restated Bylaws	8-K	3.4	11/29/2019

4.1	Promissory Note, dated December 9, 2020 to JCC Trading, LLC	10-K	4.2	4/14/2023

4.2	Promissory Note, dated January 6, 2021 to JCC Trading, LLC	10-K	4.3	4/14/2023

4.3	Senior Secured Promissory Note dated June 22, 2021 with Growth Ventures	10-K	4.4	4/14/2023

4.4	Promissory Note dated September 20, 2021 with Growth Ventures	10-K	4.5	4/14/2023

4.5	Description of Securities Registered	10-K	4.5	4/15/2025

4.6	Secured Promissory Note, dated April 10, 2025	10-K	4.6	4/15/2025

4.7	Warrant to Purchase Stock, dated April 10, 2025	10-K	4.7	4/15/2025

10.1	Binding Letter of Intent	8-K	10.1	07/15/2019

10.2	Exchange Agreement of Series BB Convertible Stock	8-K	10.1	11/29/2019

10.3	Repurchase Agreement	8-K	10.1	11/29/2019

10.4	Stock Purchase Agreement	8-K	10.2	6/24/2021

10.5	Consulting Agreement	8-K	10.1	8/19/2021

10.6	Debt Restructure Agreement, dated December 7, 2020 with JCC Trading, LLC	10-K	10.5	4/14/2023

10.7	Debt Restructure Agreement, dated December 7, 2020 with Eagle Equities, LLC	10-K	10.6	4/14/2023

10.8	Debt Restructure Agreement, dated December 7, 2020 with Union Capital, LLC	10-K	10.7	4/14/2023

10.9	Loan Agreement dated December 9, 2020 with JCC Trading, LLC	10-K	10.8	4/14/2023

10.10	Loan Agreement dated December 30, 2021 with JCC Trading, LLC	10-K	10.9	4/14/2023

10.11	Loan Agreement dated December 30, 2021 with JCC Trading, LLC	10-K	10.10	4/14/2023

10.12	Equity Financing Agreement, dated December 8, 2023	8-K	10.1	12/13/23

10.13	Registration Rights Agreement, dated December 8, 2023	8-K	10.2	12/13/23

10.14	Placement Agent Agreement with Icon, dated December 8, 2023	8-K	10.3	12/13/23

10.15	Secured Loan Agreement, dated April 10, 2025	10-K	10.15	4/15/2025

10.16	Secured Loan Agreement, dated January 23, 2026				X

21.1	List of Subsidiaries	10-12G	21.1	12/12/2018

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350.				X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document.				X

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.				X

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.				X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

ITEM 16.	10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2026	Regenerative Medical Technology Group Inc.

	By:	/s/ David Christensen
David Christensen
President, Chief Executive Officer, Chief Financial Officer, Secretary and Director (Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)

In accordance with the requirements of the Securities Act of 1934, this Annual Report was signed by the following person in the capacities and on the date stated:

Name	Title	Date

/s/ David Christensen	President, Chief Executive Officer, Chief Financial Officer,	May 14, 2026
David Christensen	Secretary and Director
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

Regenerative Medical Technology Group Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Regenerative Medical Technology Group Inc. (formerly known as Meso Numismatic, Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Regenerative Medical Technology Group Inc. (formerly known as Meso Numismatic, Inc.). (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the two years in the period ended December 31, 2025 and 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial doubt about the Company’s ability to continue as a Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, Going Concern, to the financial statements, the Company incurred substantial operating losses in the years ended December 31, 2025, and December 31, 2024. The Company incurred operating losses of $7,812,409 for the year ended December 31, 2025, and had an accumulated deficit of $75,365,511 as of December 31, 2025. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to governance and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Derivative Liabilities

Description of the Critical Audit Matter

As described in Note 4 to the financial statements, the Company accounts for certain warrants and embedded conversion features associated with debt arrangements as derivative liabilities under ASC 815, Derivatives and Hedging. As of December 31, 2025, the Company’s derivative liabilities consisted of two distinct instruments:

•	Embedded conversion feature associated with convertible notes, with a fair value of $6,338 at December 31, 2025; and
•	Warrants issued in connection with the August 14, 2025 Extension Agreement, providing the holder the right to purchase up to 50,000,000 shares of the Company’s common stock at an exercise price of $0.035 - $0.050 per share with a cashless exercise provision, with a fair value of $2,400,214 at December 31, 2025.

During the year ended December 31, 2025, the Company recorded additions to derivative liabilities of $3,320,551 related to the fair value of the warrants issued at inception. The Company recorded a net fair value gain of $918,688 for the year ended December 31, 2025, resulting in a total derivative liability balance of $2,406,552 as of December 31, 2025.

The Company measured the fair value of the embedded conversion feature using a Monte Carlo simulation model, and the fair value of the warrants using a Binomial Option Pricing model. Both models incorporated significant assumptions including expected volatility, market value of the Company’s common stock, adjusted exercise price, risk-free interest rate, and contractual terms of the instruments.

We identified the accounting classification and valuation of derivative liabilities as a critical audit matter because auditing management’s determination required significant auditor judgment and specialized skill in applying the accounting guidance under ASC 815, ASC 815-15, ASC 815-40, and ASC 820, Fair Value Measurement. In particular, the evaluation of whether the financial instruments required derivative liability classification under the “fixed-for-fixed” test of ASC 815-40, the bifurcation of the embedded conversion feature under ASC 815-15, and the estimation of fair value using valuation models with significant unobservable inputs were highly subjective due to the complexity of the instruments.

How We Addressed the Critical Audit Matter

Our audit procedures included the following:

•	We obtained and reviewed the August 14, 2025 Extension Agreement to evaluate the terms of the warrant issuance, including the exercise price, term, cashless exercise provisions, and the Company’s assessment of derivative classification at inception under ASC 815-40, including the “fixed-for-fixed” test.
•	We independently evaluated the requirement to bifurcate the embedded conversion feature under ASC 815-15 and the classification of the warrants as derivative liabilities under ASC 815-40, including whether the issuance of the new warrants in August 2025 affected the classification of the pre-existing embedded conversion feature (taint analysis).
•	We evaluated management’s selection of valuation models — Monte Carlo simulation for the embedded conversion feature and Binomial Option Pricing model for the warrants — for appropriateness in accordance with ASC 820, including consideration of the instruments’ features and the availability of observable inputs.
•	We independently recalculated the fair value of both the embedded conversion feature and the warrants at the relevant measurement dates using a Binomial Option Pricing model as an alternative valuation approach. We agreed market-observable inputs (market value of common stock, risk-free interest rate, and exercise price) to independent data sources, independently developed expected volatility estimates from historical price data, and evaluated the reasonableness of significant assumptions used in management’s valuations. We compared our independently calculated fair values to management’s conclusions and evaluated differences, which were not material.
•	We assessed the completeness of the derivative instruments identified by management through review of all outstanding debt agreements, the Extension Agreement, and other relevant contracts, and evaluated whether any additional financial instruments required derivative accounting treatment.
•	We evaluated the adequacy of the Company’s disclosures related to derivative liabilities, including the fair value measurement disclosures required under ASC 820, the separate presentation of assumptions for each instrument, and the classification of inputs within the fair value hierarchy.

/s/ Victor Mokuolu CPA PLLC

We have served as the Company’s auditor since 2023.

Houston, Texas

May 14, 2026 PCAOB ID: 6771

Regenerative Medical Technology Group Inc.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2025	2024
ASSETS

Current assets
Cash and cash equivalents	$956,718	$1,165,820
Accounts receivable	43,815	22,605
Inventory	159,277	10,115
Prepaid expenses	62,950	49,685
Total current assets	1,222,760	1,248,225
Property and equipment, net	870,759	451,703
Other assets	32,538	7,264
Intangible assets, net	61,464	159,004
Right of use asset, net	621,195	275,256
Goodwill	1,679,978	1,679,978
Total assets	$4,488,694	$3,821,429

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$348,394	$563,703
Accrued interest	16,559,277	10,504,901
Customer advances	351,193	55,684
Derivative liability	2,406,552	4,689
Lease liability	219,973	63,540
Convertible notes payable, net	47,452	43,138
Notes payable-related parties	7,800	7,800
Notes payable, net	16,883,979	17,722,932
Total current liabilities	36,824,620	28,966,387

Long term liabilities
Lease liability, net of current portion	409,110	211,716
Notes payable, net of current portion	1,999,999	1,999,999
Total liabilities	$39,233,729	$31,178,102
Commitments and contingencies (Note 7)	-	-

Stockholders’ deficit
Preferred stock, $0.001 par value: 1,050,000 shares authorized as Series AA: 1,050,000 issued and outstanding for the years ended December 31, 2025 and 2024, respectively	1,050	1,050
Preferred stock, $0.001 par value; 1,000 shares authorized as Series CC: 1 and 0 issued and outstanding for the years ended December 31, 2025 and 2024, respectively	1	-
Preferred stock, $0.001 par value; 10,000 shares authorized as Series DD: 9,870 issued and outstanding for the years ended December 31, 2025, and December 31, 2024, respectively	10	10
Common stock, $0.001 par value: 100,000,000 shares authorized: 13,138,968 and 12,538,968 issued and outstanding for the years ended December 31, 2025, and December 31, 2024, respectively	13,139	12,539
Additional paid in capital	40,606,276	40,182,830
Accumulated deficit	(75,365,511)	(67,553,102)
Total stockholders’ deficit	(34,745,035)	(27,356,673)
Total liabilities and stockholders’ deficit	$4,488,694	$3,821,429

The accompanying notes are an integral part of these audited consolidated financial statements.

Regenerative Medical Technology Group Inc. CONSOLIDATED STATEMENTS OF OPERATIONS
	For the Years Ended December 31,
	2025	2024
Revenue	$5,100,315	$4,107,494
Cost of revenue	2,289,537	1,284,375
Gross profit	2,810,778	2,823,119

Operating expenses
Advertising and marketing	716,698	456,431
Professional fees	1,390,146	1,124,439
Officer compensation	90,000	90,000
Depreciation and amortization expense	281,067	220,559
Investor relations	80,000	52,193
General and administrative	1,120,029	798,316
Total operating expenses	3,677,940	2,741,938
Net income (loss) from operations	(867,162)	81,181

Other income (expense)
Interest expense	(7,447,780)	(5,641,609)
Change in fair value of derivative liability	918,688	(2,543)
Loss on extinguishment of debt	(416,155)	-
Total other income (expense)	(6,945,247)	(5,644,152)
Net loss	$(7,812,409)	$(5,562,971)

Basic and diluted earnings (loss)per share from:
Net loss per common share, basic and diluted	$(0.62)	$(0.44)

Weighted average number of common shares outstanding, basic and diluted	12,634,310	12,531,586

The accompanying notes are an integral part of these audited consolidated financial statements.

Regenerative Medical Technology Group Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Year Ended December 31, 2025

	Series AA Preferred Stock		Series CC Preferred Stock		Series DD Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2024	1,050,000	$1,050	-	$-	9,870	$10	12,538,968	$12,539	$40,182,830	$(67,553,102)	$(27,356,673)
Issuance of preferred CC stock with debt	-	-	1	1	-	-	-	-	400	-	401
Issuance of common stock for conversion of note	-	-	-	-	-	-	600,000	600	22,200	-	22,000
Warrants issued with note	-	-	-	-	-	-	-	-	400,846	-	400,846
Net loss	-	-	-	-	-	-	-	-	-	(7,812,409)	(7,812,409)
Balance, December 31, 2025	1,050,000	$1,050	1	$1	9,870	$10	13,138,968	$13,139	$40,606,276	$(75,365,511)	$(34,745,035)

Regenerative Medical Technology Group Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Year Ended December 31, 2024

	Series AA Preferred Stock		Series CC Preferred Stock		Series DD Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2023	1,050,000	$1,050	-	$-	9,870	$10	12,493,938	$12,494	$40,181,074	$(61,990,131)	$(21,795,503)
Issuance of common stock for conversion of debt	-	-	-	-	-	-	45,030	45	1,756	-	1,801
Net loss	-	-	-	-	-	-	-	-	-	(5,562,971)	(5,562,971)
Balance December 31, 2024	1,050,000	$1,050	-	$-	9,870	$10	12,538,968	$12,539	$40,182,830	$(67,553,102)	$(27,356,673)

The accompanying notes are an integral part of these audited consolidated financial statements

Regenerative Medical Technology Group Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,812,409)	$(5,562,971)
Non-cash adjustments to reconcile net loss to net cash:
Amortization of debt discount	1,366,291	2,126,680
Depreciation and amortization expense	281,067	220,559
Changes in fair value of derivative liability	(918,688)	2,543
Common shares issued for conversion of note	22,800	-
Loss on extinguishment of debt	416,155	-
Preferred shares issued with debt	401	-
Changes in operating assets and liabilities:
Accounts receivable	(21,210)	1,351
Prepaid expenses	(13,265)	(29,185)
Inventory	(149,162)	(10,115)
Other assets	(25,274)	(1,696)
Accounts payable and accrued liabilities	6,146,775	4,103,533
CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(706,519)	850,699

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(602,583)	(215,419)
CASH USED BY INVESTING ACTIVITIES	(602,583)	(215,419)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of debt	1,100,000	-
CASH PROVIDED BY FINANCING ACTIVITIES	1,100,000	-
Net increase (decrease) in cash	(209,102)	635,280
Cash, beginning of year	1,165,820	530,540

Cash, end of year	$956,718	$1,165,820

Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH FINANCING ACTIVITIES:
Warrants discount issued on debt	$3,305,242	$-
Common stock issued for conversion of note	$22,800	$1,801

The accompanying notes are an integral part of these audited consolidated financial statements.

Regenerative Medical Technology Group Inc.

NOTES TO CONSOLDIATED FINANCIAL STATEMENTS

December 31, 2025

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

Cash and Cash Equivalents

The Company considers all highly liquid accounts with original maturities of three months or less to be cash equivalents. At December 31, 2025, and December 31, 2024, all of the Company’s cash was deposited in major banking institutions. There were no cash equivalents as of December 31, 2025, and December 31, 2024. Our cash balances at financial institutions may exceed the Federal Deposit Insurance Company’s (FDIC) insured limit of $250,000 from time to time.

Accounts Receivable

Accounts receivables are recorded at original invoice amount less an allowance for uncollectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on collectability of accounts receivable and prior bad debt experience. Accounts receivable balances are written off against the allowance upon management’s determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Management believes that credit risks on accounts receivable will not be material to the financial position of the Company or results of operations. The allowance for doubtful accounts was $0 and $0 as of December 31, 2025, and December 31, 2024, respectively.

Intangible Assets

Intangible assets with finite lives are amortized over their estimated useful lives. Intangible assets with indefinite lives are not amortized but are tested for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment was recognized for the years ended December 31, 2025, and the year ended December 31, 2024.

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

Revenue Recognition

In accordance with FASB ASC 606, Revenue from Contracts with Customers, the Company recognizes revenue when it satisfies a performance obligation by transferring control of a promised good or service to a customer. Revenue is measured based on the consideration the Company expects to receive in exchange for those goods or services.

The Company’s primary revenue streams are as follows:

Training

The Company offers stem cell and exosome certification training programs for physicians and healthcare professionals. The performance obligation is satisfied upon completion of the training seminar and delivery of the related certification and materials. Revenue is recognized at the point in time the seminar is completed and control of the training services has transferred to the customer.

Products

The Company sells regenerative medicine and related products directly to physicians and clinics. Products are generally sold at the point of sale, shipped directly to customers, or provided in connection with patient procedures and training events. Revenue is recognized at the point in time control transfers to the customer, which generally occurs upon shipment or customer pickup.

Equipment

The Company sells medical and regenerative medicine equipment to physicians and clinics. Equipment is shipped either directly from the manufacturer or by the Company to the customer. Revenue is recognized at the point in time control transfers to the customer, which generally occurs upon shipment or customer pickup.

Patient Procedures

The Company provides regenerative medicine procedures at its clinic locations. Customers may remit deposits in advance of scheduled procedures, which are recorded as deferred revenue until the related services are performed. Revenue is recognized at the point in time the medical procedures are completed and the related performance obligations have been satisfied.

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

Diluted net loss per share is calculated by including any potentially dilutive share issuances in the denominator. The following securities are excluded from the calculation of weighted average diluted shares on December 31, 2025, and December 31, 2024, respectively, because their inclusion would have been anti-dilutive.

	For the Years Ended December 31,
	2025	2024
Convertible notes outstanding	129,347	180,346
Convertible preferred CC stock outstanding	13,139	-
Convertible preferred DD stock outstanding	39,231,798	39,231,798
Shares underlying warrants outstanding	133,125,861	70,000,000
	172,500,145	109,412,144

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

At December 31, 2025, and December 31, 2024, the carrying amounts of the Company’s financial instruments, including cash, account payables, and accrued expenses, approximate their respective fair value due to the short-term nature of these instruments.

At December 31, 2025, and December 31, 2024, the Company does not have any assets or liabilities except for derivative liabilities related to convertible notes payable required to be measured at fair value in accordance with FASB ASC Topic 820, Fair Value Measurement.

The following presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value as of December 31, 2025, and December 31, 2024:

	Level 1		Level 2		Level 3	Total
December 31, 2025
Derivative liability	$		$		$2,406,552	$2,406,552
Total		$-		$-	$2,406,552	$2,406,552

December 31, 2024
Derivative liability	$		$		$4,689	$4,689
Total		$-		$-	$4,689	$4,689

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

Going Concern

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, resulting in an accumulated deficit of $75,365,511 and a working capital deficit of $35,601,860 as of December 31, 2025, and future losses are anticipated. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

The following table presents the Company’s revenue by product category for the years ended December 31, 2025, and 2024:

	For the Years Ended December 31,
	2025	2024
Training	$1,125,521	$809,654
Product supplies	2,024,573	1,748,961
Equipment	75,835	177,225
Patient procedures	1,874,386	1,371,654
Total revenue	$5,100,315	$4,107,494

Listed below are the revenues, cost of revenues, gross profits, assets and net loss by Company:

	For the Year Ended
	December 31, 2025
	Global Stem	Meso
	Cells Group	Numismatics	Total
Revenue	$5,100,315	$-	$5,100,315
Cost of revenue	2,289,537	-	2,289,537
Gross profit	$2,810,778	$-	$2,810,779
Gross Profit %	54.73%	0.00%	54.73%

Assets	$2,718,911	$1,769,783	$4,488,694
Net income (loss)	$(742,221)	$(7,070,188)	$(7,812,409)

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

The balance of the convertible notes as of December 31, 2025, and December 31, 2024, is as follows:

	December 31,	December 31,
	2025	2024
Convertible notes payable	$47,452	$43,138
Less: Discount	-	-
Convertible notes payable, net	$47,452	$43,138

During the years ending December 31, 2025, and December 31, 2024, the Company incurred $0 and $0, respectively, of debt discount amortization expense and made payments of $0 and $0, respectively, on the outstanding convertible notes. As of December 31, 2025, and December 31, 2024, the Company had no accrued interest on convertible notes. The convertible notes bear no interest and have a four (4) year maturity date with an additional 10% of the outstanding balance upon the occurrence of the event of default. This loan is currently in default.

Promissory Notes Payable

During 2015, the Company entered into line of credit with Digital Arts Media Network treated as a promissory note. The promissory note bear interest at ten (10%) and have a one (1) year maturity date. The notes may be repaid in whole or in part at any time prior to maturity. There are no shares of common stock issuable upon the execution of the promissory notes. As of December 31, 2025, and December 31, 2024, the principal balance of the outstanding loan was $130,025 and $130,025, respectively, and accrued interest of $131,641 and $118,639, respectively.

On November 25, 2019, the Company, pursuant to the certificate of designation of the Series BB Preferred Stock, elected to exchange the preferred shares for other indebtedness calculated at a price per share equal to $1.20. Upon the Company’s mailing of the Exchange Agreement, the shareholder had the option, within 30 days of such mailing date to receive the indebtedness in the form of a convertible note. If the shareholder did not give the Company notice, the indebtedness shall automatically be issued in the form of a promissory note without any conversion feature. The promissory notes bear no interest and have a four (4) year maturity date with a 20% premium to be paid upon maturity. The notes may be repaid in whole or in part at any time prior to maturity. As of December 31, 2019, 276,723 Preferred Series BB shares were exchanged for an aggregate of $332,068 promissory notes. As of December 31, 2025, and December 31, 2024, the aggregate loan balances outstanding were $398,482 and $398,482, respectively, and no unamortized discounts. This loan is currently in default.

On December 3, 2019, Melvin Pereira, the prior CEO, converted 18,500 shares of the 25,000 shares of Series BB preferred stock to acquire one hundred (100%) percent of Meso’s common stock into 250,999 shares of the Company’s common stock and elected to exchange the remaining 6,500 shares of Series BB preferred stock for a promissory note of $7,800, which is shown as a related party note payable on the balance sheet on December 31, 2025, and December 31, 2024. This loan is currently in default.

At December 7, 2020, the Company exchanged $5,379,624 of principal, default penalty and accrued but unpaid interest on convertible notes for $5,379,624 promissory notes and cashless warrants to purchase 15,000,000 shares of our common stock with three separate lenders. The new notes have a maturity date of November 23, 2023, and an aggregate principal amount of $5,379,624 shall bear interest at a fifteen (15%) percentage compounded annual interest rate and, as an incentive; we have issued cashless warrants to purchase 15,000,000 shares of our common stock at an exercise price of $0.03 per share in connection with the restructuring. The Company recorded the fair value of the 15,000,000 warrants issued with debt at approximately $262,376 at December 31, 2020, as a discount. Lender is granted security interest and lien in all rights, title and interest in the assets and property of the as collateral. On November 20, 2023, both the Company and two separate lenders hereby agree to terminate the 2020 Secured Note in the amount of $2,506,827 in exchange for an aggregate consideration of $300,000 and new notes. The 2020 Secured Note shall become null, and void and the Company shall no longer be liable for any amounts related to the 2020 Secured Note. On August 14, 2025, the Company entered into an Extension Agreement (“Extension”) with an otherwise unaffiliated third-party investor (the “Investor”), pursuant to which the Company and Investor agree to extend the Maturity Date of the non-convertible senior secured promissory note entered into on December 7, 2020, with a principal value of $2,872,797 to July 31, 2026, the Extended Date. In consideration for the Extension, the Company shall issue to the Investor warrants (“Warrants”) right to purchase up to 18,000,000 shares of common stock of the Company at an exercise price of $0.05 per share. The Warrants shall have a term of three (3) years and shall have a cashless exercise. As of December 31, 2025, and December 31, 2024, the aggregate loan balances were outstanding $2,872,797 and $2,872,797, respectively.

The new notes have a maturity date of November 20, 2028, an aggregate principal amount of $1,999,999, and bear interest at a six (6%) percentage annual interest rate. In accordance with ASC 470-50-40-10 and ASC 470-50-40-11 guidance the Company has determined that this should be treated as a debt extinguishment. Since the old debt was derecognized and new debt was recorded at fair value a gain was recorded between the net carrying value of the original debt and the fair value of the new debt. The consideration was paid to the existing lender and not a third party therefore the consideration was expensed as an offset to the gain. As of December 31, 2025, and December 31, 2024, the outstanding loan balance was $1,999,999 and $1,999,999, respectively.

On December 9, 2020, the Company entered into a Promissory Debentures with a lender in the amount of $110,000 which bear compounded annual interest at fifteen (15%) percent and have a two (2) year maturity date and cashless warrants to purchase 1,000,000 shares of our common stock. The notes may be repaid in whole or in part at any time prior to maturity. The lender had advanced a total of $100,000, net of discount in the amount of $10,000 to the Company. The Company recorded the fair value of the 1,000,000 warrants issued with debt at approximately $17,491 at December 31, 2020, as a discount.  As of December 31, 2025, and December 31, 2024, the outstanding loan balance was $110,000 and $110,000, respectively, and no unamortized discount. This loan is currently in default.

On January 6, 2021, the Company entered into a Promissory Debentures with a lender in the amount of $1,000,000 which bear interest at fifteen (15%) percent and have a one (1) year maturity date and cashless warrants to purchase 10,000,000 shares of our common stock, at exercise prices of $0.03 per share. The notes may be repaid in whole or in part at any time prior to maturity. The lender had advanced a total of $900,000, net of discount in the amount of $100,000 to the Company. The Company recorded the fair value of the 10,000,000 warrants issued with debt at approximately $237,811 at the date of issuance as a discount. On August 14, 2025, the Company entered into an Extension Agreement (“Extension”) with an otherwise unaffiliated third-party investor (the “Investor”), pursuant to which the Company and Investor agree to extend the Maturity Date of the non-convertible senior secured promissory note entered into on January 6, 2021, with a principal value of $1,000,000 to July 31, 2026, the Extended Date. In consideration for the Extension, the Company shall issue to the Investor warrants (“Warrants”) right to purchase up to 6,000,000 shares of common stock of the Company at an exercise price of $0.05 per share. The Warrants shall have a term of three (3) years and shall have a cashless exercise. As of December 31, 2025, and December 31, 2024, the outstanding loan balance was $1,000,000 and $1,000,000, respectively.

On June 22, 2021, the Company entered into a Promissory Debentures with a lender in the amount of $11,600,000 which bears interest at twelve (12%) percent and have a three (3) year maturity date and cashless warrants to purchase 70,000,000 shares of our common stock, at exercise prices of $0.10 per share. The notes may be repaid in whole or in part at any time prior to maturity. The lender had advanced a total of $10,500,000, net discount in the amount of $1,100,000 to the Company. The Company recorded the fair value of the 70,000,000 warrants issued with debt at approximately $5,465,726 at the date the warrants were issued as a discount. Lender is granted senior security interest and lien in all rights, title and interest in the assets and property of the Company as collateral. On August 14, 2025, the Company entered into an Extension Agreement (“Extension”) with an otherwise unaffiliated third-party investor (the “Investor”), pursuant to which the Company and Investor agree to extend the Maturity Date of the non-convertible senior secured promissory note entered into on June 22, 2021, with a principal value of $11,600,000 to July 31, 2026, the Extended Date. In consideration for the Extension, the Company shall issue to the Investor warrants (“Warrants”) right to purchase up to 20,000,000 shares of common stock of the Company at an exercise price of $0.05 per share. The Warrants shall have a term of three (3) years and shall have a cashless exercise. The interest rate of the Note shall be increased to a compounded annual rate of 15% (“Interest”); and a one-time 10% premium. As of December 31, 2025, and December 31, 2024, the outstanding loan balance was $11,600,000 and $11,600,000, respectively.

On August 18, 2021, through a Stock Purchase Agreement in which 100% of the outstanding shares of Global Stem Cell Group, Inc. the Company acquired a 2018 Jaguar F-Pace which was acquired from Benito Novas for $45,000 on January 8, 2019, and assumed the related auto loan, with an original loan amount of $20,991 at 8.99% interest for 48 months and monthly payments of $504.94. As of December 31, 2025, and December 31, 2024, the principal balance of the outstanding auto loan was $0.00 and $0.00, respectively.

On August 18, 2021, through a Stock Purchase Agreement in which 100% of the outstanding shares of Global Stem Cell Group, Inc. the Company assumed the November 17, 2020, agreement with an Investor for proceeds in the amount of $400,000 treated as a promissory. In exchange for the gross proceeds, the Investor shall receive the right to a perpetual 7.75% (payment percentage) of the revenues of Global Stem Cell Group. The payments of the payment percentage shall be calculated by multiplying the gross quarterly revenues appearing in the financial statements by the payment percentage and treated as accrued interest. Payments shall be made ninety (90) days from the end of each respective fiscal quarter with the first payment to be made on the quarter ending December 31, 2020. Payments may be accrued and deferred if payment would deplete cash, cash equivalent and/or short-term investment balances on each respective fiscal quarter by more than twenty (20%) percent. As of December 31, 2025, and December 31, 2024, the principal balance of the outstanding loan was $400,000 and $400,000, respectively, and accrued interest totals $1,114,257 and $889.878, respectively. This debt instrument is currently in default due to the non-payment of interest.

On September 20, 2021, the Company entered into a Promissory Debentures with a lender in the amount of $1,100,000 which bear interest at twelve (12%) percent and have a three (3) year maturity date and cashless warrants to purchase 7,500,000 shares of our common stock, at exercise prices of $0.085 per share. The notes may be repaid in whole or in part at any time prior to maturity. The lender had advanced a total of $1,000,000, net of discount in the amount of $100,000 to the Company. The Company recorded the fair value of the 7,500,000 warrants issued with debt at approximately $360,607 at the time of issuance as a discount. On August 14, 2025, the Company entered into an Extension Agreement (“Extension”) with an otherwise unaffiliated third-party investor (the “Investor”), pursuant to which the Company and Investor agree to extend the Maturity Date of the non-convertible senior secured promissory note entered into on September 20, 2021, with a principal value of $1,100,000 to July 31, 2026, the Extended Date. In consideration for the Extension, the Company shall issue to the Investor warrants (“Warrants”) right to purchase up to 6,000,000 shares of common stock of the Company at an exercise price of $0.05 per share. The Warrants shall have a term of three (3) years and shall have a cashless exercise. The interest rate of the Note shall be increased to a compounded annual rate of 15% (“Interest”). As of December 31, 2025, and December 31, 2024, the outstanding loan balance was $1,100,000 and $1,100,000, respectively.

On December 30, 2021, the parties wished to modify the terms of the Promissory Debentures dated July 13, 2020, in the amount of $6,000 and accrued interest in the amount of $1,578 by issuing a new promissory note and extend the date of maturity. In consideration for the new terms, the Promissory Debenture dated December 30, 2021, shall include a five (5%) percent premium for a total of $7,958 which bear interest at twelve (12%) percent and have a seventeen (17) months maturity date. The notes may be repaid in whole or in part at any time prior to maturity. As of December 31, 2025, and December 31, 2024, the outstanding loan balance was $7,958 and $7,958, respectively, and no unamortized discount. This loan is currently in default.

On December 30, 2021, the parties wished to modify the terms of the Promissory Debentures dated July 15, 2020, in the amount of $84,000 and accrued interest in the amount of $22,162 by issuing a new promissory note and extend the date of maturity. In consideration for the new terms, the Promissory Debenture dated December 30, 2021, shall include a five (5%) percent premium for a total of $111,470 which bear interest at twelve (12%) percent and have a seventeen (17) months maturity date. The notes may be repaid in whole or in part at any time prior to maturity. As of December 31, 2025, and December 31, 2024, the outstanding loan balance was $111,470 and $111,470, respectively, and no unamortized discount. This loan is currently in default.

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

On April 9, 2025, the Company entered into a Promissory Debentures with a lender in the amount of $1,375,000 which bears interest at fifteen (15%) percent and the issuance of one share of the Company’s newly created Series CC Preferred Stock to the Investor and a ten-year warrant (the “Warrant”) to purchase up to 999 shares of Series CC Preferred Stock at an exercise price of $1.00 per share. The notes may be repaid in whole or in part at any time prior to maturity. The lender had advanced a total of $1,100,000, net discount in the amount of $275,000 to the Company. The Company recorded the fair value of the warrants to purchase up to 999 shares of Series CC Preferred Stock issued with debt at approximately $400,847 at the date the warrants were issued as a discount. As of December 31, 2025, the outstanding loan balance was $1,375,000.

On August 14, 2025, the Company entered into Extension Agreements on four notes which involved the issuance of a new term note to a third-party investor, and the concurrent satisfaction of an existing term loan to the current third-party investor accounted for as an extinguishment under ASC 405-20 of the existing debt and issuance of new debt recorded at fair value.

The balance of the promissory notes as of December 31, 2025, and December 31, 2024, is as follows:

	December 31,	December 31,
	2025	2024
Notes payable, net	$19,097,931	$17,722,932
Notes payable-related parties	7,800	7,800
Notes payable, net of current portion	1,999,999	1,999,999
	21,105,730	19,730,731
Less: Discount	(2,213,952)	-
Promissory notes payable, net	$18,891,778	$19,730,731

During the years ending December 31, 2025, and December 31, 2024, the Company made no payments, respectively, on the outstanding promissory notes, and recorded $6,081,490 and $3,514,928, respectively, of interest expense and $1,366,290 and $2,116,765, respectively, of debt discount expense. As of December 31, 2025, and December 31, 2024, the Company had approximately $16,559,277 and $10,504,901, respectively, of accrued interest. As of December 31, 2025, and December 31, 2024, the principal balance of outstanding promissory notes payable was $21,105,730 and $19,730,731, respectively.

Derivatives Liabilities

The Company determined that the convertible notes outstanding as of December 31, 2025, contained an embedded derivative instrument as the conversion price was based on a variable that was not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40.

The Company determined the fair values of the embedded convertible notes derivatives and tainted convertible notes using the Monte Carlo model with the following assumptions:

December 31,
2025
Common stock issuable	129,347
Market value of common stock on measurement date	$0.049
Adjusted exercise price	$0.06
Risk free interest rate	3.54%
Instrument lives in years	0.00 Year
Expected volatility	288.00%
Expected dividend yields	None

On December 7, 2020, the Company exchanged $5,379,624 of principal, default penalty and accrued but unpaid interest on convertible notes for $5,379,624 promissory notes and cashless warrants to purchase 15,000,000 shares of our common stock which eliminated the derivative liability associated with this debt.

On August 14, 2025, the Company entered into an Extension Agreement (“Extension”) with an otherwise unaffiliated third-party investor (the “Investor”), pursuant to which the Company and Investor agree to extend the Maturity Date of four non-convertible senior secured promissory notes to July 31, 2026, the Extended Date. In consideration for the Extension, the Company shall issue to the Investor warrants (“Warrants”) right to purchase up to 50,000,000 shares of common stock of the Company at an exercise price of $0.035-$0.050 per share. The Warrants shall have a term of three (3) years and shall have a cashless exercise. The Company recorded the fair value of the 50,000,000 warrants issued with debt at approximately $3,320,551 accounted for as a derivative liability measured at fair value through earnings.

The Company determined the fair values of the derivatives on warrants using the Binomial Option model with the following assumptions:

	December 31,
	2025
Common stock issuable	50,000,000
Market value of common stock on measurement date	$0.049
Adjusted exercise price	$0.035-0.050
Risk free interest rate	3.52%
Instrument lives in years	2.62 Year	s
Expected volatility	281.00%
Expected dividend yields	None

The balance of the fair value of the derivative liability as of December 31, 2025, and December 31, 2024, is as follows:

Balance at December 31, 2023	$2,146
Additions	-
Fair value loss	2,543
Conversions	-
Balance at December 31, 2024	4,689
Additions	3,320,551
Fair value gain	(918,688)
Conversions	-
Balance at December 31, 2025	$2,406,552

NOTE 5 – STOCKHOLDERS’ EQUITY

Our authorized capital stock consists of 100,000,000 shares of common stock, with a par value of $0.001 per share, and 11,000,000 shares of preferred stock, with a par value of $0.001 per share. As of December 31, 2025, there were 13,138,968 shares of our common stock issued and outstanding, and 1,059,871 shares of our preferred stock issued and outstanding. Our shares of common stock are held by 143 stockholders of record, and the preferred stock is held by 3 stockholders of record.

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

2025 Transactions

On November 3, 2025, the Company issued 600,000 shares of common stock for conversion of promissory notes, in the amount of $23,800.

2024 Transactions

On February 29, 2024, the Company issued 45,030 shares of common stock for conversion of convertible notes, in the amount of $1,801.

As of December 31, 2025, and December 31, 2024, the Company has 13,138,968 and 12,538,968 common shares issued and outstanding, respectively.

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

The following table summarizes the Company’s warrant transactions during the year ended December 31, 2025, and year ended December 2024:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at year ended December 31, 2023	87,500,000	$0.091
Granted	-	-
Exercised	-	-
Expired	(17,500,000)	-0.055
Outstanding at year ended December 31, 2024	70,000,000	$0.100
Granted	63,125,861	0.032
Exercised	-	-
Expired	-	-
Outstanding at year ended December 31, 2025	133,125,861	$0.068

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

As of December 31, 2025, and December 31, 2024, the Company has 1,050,000 and 1,050,000 preferred shares of Series AA Preferred Stock issued and outstanding, respectively. During the period of these financial statements, no dividend was declared or paid on the Series AA preferred shares.

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

As of December 31, 2025, and December 31, 2024, the Company had no preferred shares of Series BB Preferred Stock issued and outstanding.

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

As of December 31, 2025, the Company had 1 preferred share of Series CC Preferred Stock issued and outstanding.

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

As of December 31, 2025, and December 31, 2024, the Company had 9,870 and 9,870 preferred shares of Series DD Convertible Preferred Stock issued and outstanding, respectively. During the period of these financial statements, no dividend was declared or paid on the Series DD preferred shares.

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

NOTE 6 – RELATED PARTY TRANSACTIONS

In consideration of mutual covenants set forth in the Professional Service Consulting Agreement, Dave Christensen, current Director, President, Chief Executive Officer, Chief Financial Officer and Secretary, shall be compensated monthly based on an annual rate of $90,000 starting January 1, 2022. Additionally, the agreement includes an issuance of 896 shares of Series DD Preferred Stock of the Company. The amount of 448 shares were issued on August 18, 2021, and the remaining 448 were issued on February 18, 2022. Amounts paid to Enterprise Technology Consulting, a Company 100% owned by Dave Christensen, CEO, for consulting services during the year ended December 31, 2025, and the year ended December 31, 2024, were $90,000 and $90,000, respectively.

On August 18, 2021, through a Stock Purchase Agreement in which 100% of the outstanding shares of Global Stem Cell Group, Inc. the Company acquired a 2018 Jaguar F-Pace which was acquired from Benito Novas for $45,000 on January 8, 2019, and assumed the related auto loan, with an original loan amount of $20,991 at 8.99% interest for 48 months and monthly payments of $504.94. As of December 31, 2025, and December 31, 2024, the principal balance of the outstanding auto loan was $0.00.

Benito Novas’ brother, sister and nephew provide marketing/administrative and training/R&D services to Global Stem Cells Group and were paid $342,153 in the aggregate as consultants during the year ended December 31, 2025, and $266,857 in the aggregate for the year ended December 31, 2024.

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

On October 30, 2025, the Company signed a five-year lease for additional office space consisting of 1,205 square feet located at  Tulum Trade Center commencing on November 1, 2025, and ending on October 31, 2030, with a monthly rent of $3,500 for the first year and a 4% annual increase beginning with the second year and a security deposit of $5,300

During the year ended December 31, 2025, and the year ended December 31, 2024, the Company paid $186,189 and $98,551, respectively in rent expense.

NOTE 8 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	December 31, 2025	December 31, 2024
Computer and office equipment (5-year useful life)	$433,676	$181,552
Leasehold improvements (5-year useful life)	1,052,327	701,867
Less: accumulated depreciation	(615,244)	(431,717)
Total property and equipment, net	$870,759	$451,703

Depreciation expense for the years ended December 31, 2025, and December 31, 2024, was $183,527 and $123,020, respectively.

We evaluate the carrying value of long-lived assets for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Further testing of specific assets or grouping of assets is required when undiscounted future cash flows associated with the assets are less than their carrying amounts. An asset is considered to be impaired when the anticipated undiscounted future cash flows of an asset group are estimated to be less than its carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows. We recorded no impairment of long-lived assets for the year ended December 31, 2025, and the year ended December 31, 2024.

NOTE 9 – INTELLECTUAL PROPERTY

A third-party independent valuation specialist was asked to determine the value of Global Stem Cell Group, Inc., tangible and intangible assets assuming the offering price was at fair value. In order to perform the purchase price allocation, the tangible and intangible assets were valued as of August 18, 2021.

The Fair Value of the intangible assets as of the Valuation Date is reasonably represented as:

	December 31, 2025	December 31, 2024
Tradename - Trademarks	$87,700	$87,700
Intellectual Property / Licenses	363,000	363,000
Customer Base	37,000	37,000
Intangible assets	487,700	487,700
Less: accumulated amortization	(426,236)	(328,696)
Total intangible assets, net	$61,464	$159,004

Amortization is computed on straight-line method based on estimated useful lives of 5 years. During the year ended December 31, 2025, and 2024, the Company recorded amortization expense of the intellectual property of $97,540 and $97,540, respectively.

NOTE 10 – INCOME TAXES

Due to the Company’s net losses, there were no provisions for income taxes for the years ended December 31, 2025, and 2024. The difference between the income tax expense of zero shown in the statement of operations and pre-tax book net loss times the federal statutory rate of 21% is due to the change in the valuation allowance.

The benefit for income taxes differed from the amount computed using the US federal income tax rate of 21% for December 31, 2025, and 2024 were as follows

	2025	2024
Income tax (benefit)	$(1,640,606)	$(1,162,508)
Non-deductible	186,261	447,137
Change in valuation allowance	1,454,345	715,371
Income tax (benefit) per financial statements	$-	$-

Deferred income tax assets as of December 31, 2025, and 2024were as follows:

	December 31, 2025	December 31, 2024
Deferred Tax Assets:
Net operating losses	$7,714,814	$6,008,096
Less valuation allowance	(7,714,814)	(6,008,096)
Total deferred tax assets	$-	$-

The Company has recorded a full Valuation allowance against its deferred tax assets as of December 31, 2025, and 2024 because management determined that it is not more-likely-than not that those assets will be realized. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

For federal income tax purposes, the Company has a net operating loss carry forward of approximately $36,737,209 at December 31, 2025, which expires commencing in 2038.

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

On October 30, 2025, the Company signed a five-year lease for additional office space consisting of 1,205 square feet located at  Tulum Trade Center commencing on November 1, 2025, and ending on October 31, 2030, with a monthly rent of $3,500 for the first year and a 4% annual increase beginning with the second year and a security deposit of $5,300

The following table summarizes the Company’s undiscounted cash payment obligations for its non-cancelable lease liabilities through the end of the expected term of the lease:

2026	$219,973
2027	228,231
2028	170,161
2029	110,043
2030	30,746
Total undiscounted cash payments	759,156
Less interest	(130,072)
Present value of payments	$629,083

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

The following table summarizes the Company’s carrying amount of goodwill during the years ended December 31, 2025, and December 31, 2024:

Goodwill
Balance at December 31, 2023	$1,679,978
Acquisition	-
Impairment	-
Balance at December 31, 2024	$1,679,978
Acquisition	-
Impairment	-
Balance at December 31, 2025	$1,679,978

During each fiscal year, we periodically assess whether any indicators of impairment exist which would require us to perform an interim impairment review. As of each interim period end during each fiscal year, we concluded that a triggering event had not occurred that would more likely than not reduce the fair value of our reporting unit below their carrying values. We performed our annual test of goodwill for impairment as of December 31, 2025.

As a result of review, no impairment needed as of December 31, 2025.

NOTE 13 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, we have analyzed events and transactions that occurred subsequent to December 31, 2025, through the date these financial statements were issued and have determined that we do not, aside from the following, have any other material subsequent events to disclose or recognize in these financial statements.

On January 23, 2026, the Company entered into a Secured Loan Agreement (the “Agreement”) with an otherwise unaffiliated third-party investor (the “Investor”), pursuant to which the Company agreed to issue to the Investor a $350,000 face value Secured Promissory Note (the “Note”) with a $32,000 original issue discount, with interest at an annual compounded rate of 15%, and a maturity date of January 23, 2027.

