Form 10-Q
period 2026-03-31
Regenerative Medical Technology Group Inc.
filed 2026-06-09
CIK 1760026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2026

or

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

As of June 09, 2026, there were 13,138,968 shares outstanding of the registrant’s common stock.

Regenerative Medical Technology Group Inc.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Regenerative Medical Technology Group Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,061,448	$956,718
Accounts receivable	34,821	43,815
Inventory	298,201	159,277
Prepaid expenses	171,253	62,950
Total current assets	1,565,724	1,222,760
Property and equipment, net	1,112,844	870,759
Other assets	32,538	32,538
Intangible assets, net	37,079	61,464
Right of use asset, net	581,419	621,195
Goodwill	1,679,978	1,679,978
Total assets	$5,009,582	$4,488,694

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$205,152	$348,394
Accrued interest	18,019,929	16,559,277
Customer advances	504,892	351,193
Derivative liability	1,322,060	2,406,552
Lease liability, current portion	165,567	219,973
Convertible notes payable, net	47,452	47,452
Notes payable-related parties	7,800	7,800
Notes payable, net	17,931,876	16,883,979
Total current liabilities	38,204,727	36,824,620

Long term liabilities
Lease liability, net of current portion	426,165	409,110
Notes payable, net of current portion	1,999,999	1,999,999
Total liabilities	40,630,891	39,233,729

Commitments and contingencies (Note 7)

Stockholders’ deficit
Preferred stock, $0.001 par value: 1,050,000 shares authorized as Series AA: 1,050,000 issued and outstanding as of March 31, 2026, and December 31, 2025, respectively	1,050	1,050
Preferred stock, $0.001 par value; 1,000 shares authorized as Series CC: 1 issued and outstanding as of March 31, 2026, and December 31, 2025, respectively	1	1
Preferred stock, $0.001 par value; 10,000 shares authorized as Series DD: 9,870 issued and outstanding as of March 31, 2026, and December 31, 2025, respectively	10	10
Common stock, $0.001 par value: 100,000,000 shares authorized: 13,138,968 issued and outstanding as of March 31, 2026, and December 31, 2025, respectively	13,139	13,139
Additional paid in capital	40,606,276	40,606,276
Accumulated deficit	(76,241,785)	(75,365,511)
Total stockholders’ deficit	(35,621,309)	(34,745,035)
Total liabilities and stockholders’ deficit	$5,009,582	$4,488,694

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Regenerative Medical Technology Group Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Revenue	$2,639,353	$1,364,341
Cost of revenue	872,862	420,447
Gross profit	1,766,491	943,894

Operating expenses
Advertising and marketing	391,047	157,321
Professional fees	528,155	331,733
Officer compensation	22,500	22,500
Depreciation and amortization expense	97,694	51,814
Investor relations	21,500	-
General and administrative	475,812	245,566
Total operating expenses	1,536,708	808,934
Income from operations	229,783	134,960

Other income (expense)
Interest expense	(2,190,549)	(895,850)
Change in the fair value of derivative liability	1,084,492	(1,149)
Total other expense	(1,106,057)	(894,999)
Net loss	$(876,274)	$(760,039)

Net loss per common share, basic and diluted	$(0.07)	$(0.06)

Weighted average number of common shares outstanding, basic and diluted	13,138,968	12,538,968

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Regenerative Medical Technology Group Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2026

(Unaudited)

	Series AA Preferred Stock		Series CC Preferred Stock		Series DD Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2025	1,050,000	$1,050	1	$1	9,870	$10	13,138,968	$13,139	$40,606,276	$(75,365,511)	$(34,745,035)
Net loss	-	-	-	-	-	-	-	-	-	(876,274)	(876,274)
Balance, March 31, 2026	1,050,000	$1,050	1	$1	9,870	$10	13,138,968	$13,139	$40,606,276	$(76,241,785)	$(35,621,309)

For the Three Months Ended March 31, 2025
(Unaudited)

	Series AA Preferred Stock		Series CC Preferred Stock		Series DD Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2024	1,050,000	$1,050	-	$-	9,870	$10	12,538,968	$12,539	$40,182,830	$(67,553,102)	$(27,356,673)
Net loss	-	-	-	-	-	-	-	-	-	(760,039)	(760,039)
Balance, March 31, 2025	1,050,000	$1,050	-	$-	9,870	$10	12,538,968	$12,539	$40,182,830	$(68,313,141)	$(28,116,712)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Regenerative Medical Technology Group Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(876,274)	$(760,039)
Non-cash adjustments to reconcile net loss to net cash:
Amortization of debt discount	729,897	-
Depreciation and amortization expense	97,694	51,814
Changes in the fair value of derivative liability	(1,084,492)	1,149
Changes in operating assets and liabilities:
Accounts receivable	8,994	6,299
Prepaid expenses	(108,303)	(137,679)
Inventory	(138,924)	(12,714)
Accounts payable and accrued liabilities	1,473,532	908,279
CASH PROVIDED BY OPERATING ACTIVITIES	102,124	57,109

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(315,394)	-
CASH USED BY INVESTING ACTIVITIES	(315,394)	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of debt	318,000	-
CASH PROVIDED BY FINANCING ACTIVITIES	318,000	-

Net increase in cash	104,730	57,109

Cash, beginning of period	956,718	1,165,820

Cash, end of period	$1,061,448	$1,222,929

Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH FINANCING ACTIVITIES
Discount issued on debt	$32,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Regenerative Medical Technology Group Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026

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

On November 16, 2016, the Company entered into an Agreement and Plan of Merger between the Company and Meso Numismatics Corp. (“Meso”), a Florida corporation. The acquisition of Meso was to support the Company’s overall mission of specializing in ventures related to Central America and the Latin countries of the Caribbean; not limited to tourism. Meso was a small but scalable numismatics operation that the Company leveraged for low-cost revenues and product marketing.

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

Regenerative Medical Technology Group (RMTG), through its subsidiary, Global Stem Cells Group (GSCG), has become one of the most comprehensively vertically integrated organizations in regenerative medicine worldwide. We combine physician education and global influence through the International Society for Stem Cell Applications (ISSCA), advanced biologics manufacturing and product innovation via Cellgenic, a premium clinical network delivering high-end patient care via Cellular Institute while generating real-world data, and a disciplined global expansion strategy. This closed-loop ecosystem enables us to drive demand, supply quality-controlled biologics and therapeutics, validate protocols and deliver world class patient procedures through clinical applications, and leverage digital technologies for scalable, recurring revenue and continuous innovation.

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

Reclassifications

Certain 2025 amounts have been reclassified to conform to the 2026 presentation, including the presentation of accrued interest previously included in accounts payable and accrued liabilities.

Cash and Cash Equivalents

The Company considers all highly liquid accounts with original maturities of three months or less to be cash equivalents. At March 31, 2026, and December 31, 2025, all of the Company’s cash was deposited in major banking institutions. There were no cash equivalents as of March 31, 2026, and December 31, 2025. Our cash balances at financial institutions may exceed the Federal Deposit Insurance Company’s (FDIC) insured limit of $250,000 from time to time.

Accounts Receivable

Accounts receivables are recorded at original invoice amount less an allowance for uncollectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on collectability of accounts receivable and prior bad debt experience. Accounts receivable balances are written off against the allowance upon management’s determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Management believes that credit risks on accounts receivable will not be material to the financial position of the Company or results of operations. The allowance for doubtful accounts was $0 and $0 as of March 31, 2026, and December 31, 2025, respectively.

Intangible Assets

Intangible assets with finite lives are amortized over their estimated useful lives. Intangible assets with indefinite lives are not amortized but are tested for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment was recognized for the periods ended March 31, 2026, and March 31, 2025, respectively.

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

Diluted net loss per share is calculated by including any potentially dilutive share issuances in the denominator. The following securities are excluded from the calculation of weighted average diluted shares on March 31, 2026, and December 31, 2025, respectively, because their inclusion would have been anti-dilutive.

	March 31,	December 31,
	2026	2025
Convertible notes outstanding	215,418	129,347
Convertible preferred CC stock outstanding	13,139	13,139
Convertible preferred DD stock outstanding	41,109,072	39,231,798
Shares underlying warrants outstanding	133,125,861	133,125,861
	174,463,490	172,500,145

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

At March 31, 2026, and March 31, 2025, the carrying amounts of the Company’s financial instruments, including cash, account payables, and accrued expenses, approximate their respective fair value due to the short-term nature of these instruments.

At March 31, 2026, and March 31, 2025, the Company does not have any assets or liabilities except for derivative liabilities related to convertible notes payable required to be measured at fair value in accordance with FASB ASC Topic 820, Fair Value Measurement.

The following presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value as of March 31, 2026, and March 31, 2025:

	Level 1		Level 2		Level 3	Total
March 31, 2026
Derivative liability	$		$		$1,322,060	$1,322,060
Total		$-		$-	$1,322,060	$1,322,060

December 31, 2025
Derivative liability	$		$		$2,406,552	$2,406,552
Total		$-		$-	$2,406,552	$2,406,552

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

Going Concern

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, resulting in an accumulated deficit of $76,241,785 and a working capital deficit of $36,639,004 as of March 31, 2026, and future losses are anticipated. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

The following table presents the Company’s revenue by product category for the three months ended March 31, 2026, and 2025:

	For the Three Months Ended March 31,
	2026	2025
Training	$772,005	$144,920
Product supplies	1,267,076	626,656
Equipment	-	-
Patient procedures	600,273	592,765
Total revenue	$2,639,353	$1,364,341

Listed below are the revenue, cost of revenue, gross profit, assets and net profit (loss) by Company and its subsidiary, Global Stem Cells Group, for the three months ended March 31, 2026:

	For the Three Months Ended
	March 31, 2026
	Global Stem Cells Group	Regenerative Medical Technology Group	Total

Revenue	$2,639,353	$-	$2,639,353
Cost of revenue	872,862	-	872,862
Gross profit	$1,766,491	$-	$1,766,491
Gross Profit %	66.93%	0.00%	66.93%

Assets	$3,261,189	$1,748,393	$5,009,582
Net profit (loss)	$171,896	$(1,048,170)	$(876,274)

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

The balance of the convertible notes as of March 31, 2026, and December 31, 2025, is as follows:

	March 31,	December 31,
	2026	2025
Convertible notes payable	$47,452	$47,452
Less: Discount	-	-
Convertible notes payable, net	$47,452	$47,452

During the periods ending March 31, 2026, and March 31, 2025, the Company incurred no debt discount amortization expense and made no payments on the outstanding convertible notes. As of March 31, 2026, and March 31, 2025, the Company had no accrued interest on convertible notes. The convertible notes bear no interest and have a four (4) year maturity date with an additional 10% of the outstanding balance upon the occurrence of the event of default. This loan is currently in default.

Promissory Notes Payable

During 2015, the Company entered into line of credit with Digital Arts Media Network treated as a promissory note. The promissory note bear interest at ten (10%) and have a one (1) year maturity date. The notes may be repaid in whole or in part at any time prior to maturity. There are no shares of common stock issuable upon the execution of the promissory notes. As of March 31, 2026, and December 31, 2025, the principal balance of the outstanding loan was $130,025 and $130,025, respectively, and accrued interest of $134,847 and $131,641, respectively.

On November 25, 2019, the Company, pursuant to the certificate of designation of the Series BB Preferred Stock, elected to exchange the preferred shares for other indebtedness calculated at a price per share equal to $1.20. Upon the Company’s mailing of the Exchange Agreement, the shareholder had the option, within 30 days of such mailing date to receive the indebtedness in the form of a convertible note. If the shareholder did not give the Company notice, the indebtedness shall automatically be issued in the form of a promissory note without any conversion feature. The promissory notes bear no interest and have a four (4) year maturity date with a 20% premium to be paid upon maturity. The notes may be repaid in whole or in part at any time prior to maturity. As of December 31, 2019, 276,723 Preferred Series BB shares were exchanged for an aggregate of $332,068 promissory notes. As of March 31, 2026, and December 31, 2025, the aggregate loan balances outstanding were $398,482 and $398,482, respectively, and no unamortized discounts. This loan is currently in default.

On December 3, 2019, Melvin Pereira, the prior CEO, converted 18,500 shares of the 25,000 shares of Series BB preferred stock to acquire one hundred (100%) percent of Meso’s common stock into 250,999 shares of the Company’s common stock and elected to exchange the remaining 6,500 shares of Series BB preferred stock for a promissory note of $7,800, which is shown as a related party note payable on the balance sheet on March 31, 2026, and December 31, 2025. This loan is currently in default.

At December 7, 2020, the Company exchanged $5,379,624 of principal, default penalty and accrued but unpaid interest on convertible notes for $5,379,624 promissory notes and cashless warrants to purchase 15,000,000 shares of our common stock with three separate lenders. The new notes have a maturity date of November 23, 2023, and an aggregate principal amount of $5,379,624 shall bear interest at a fifteen (15%) percentage compounded annual interest rate and, as an incentive; we have issued cashless warrants to purchase 15,000,000 shares of our common stock at an exercise price of $0.03 per share in connection with the restructuring. The Company recorded the fair value of the 15,000,000 warrants issued with debt at approximately $262,376 at December 31, 2020, as a discount. Lender is granted security interest and lien in all rights, title and interest in the assets and property of the as collateral. On November 20, 2023, both the Company and two separate lenders hereby agree to terminate the 2020 Secured Note in the amount of $2,506,827 in exchange for an aggregate consideration of $300,000 and new notes. The 2020 Secured Note shall become null, and void and the Company shall no longer be liable for any amounts related to the 2020 Secured Note. On August 14, 2025, the Company entered into an Extension Agreement (“Extension”) with an otherwise unaffiliated third-party investor (the “Investor”), pursuant to which the Company and Investor agree to extend the Maturity Date of the non-convertible senior secured promissory note entered into on December 7, 2020, with a principal value of $2,872,797 to July 31, 2026, the Extended Date. In consideration for the Extension, the Company shall issue to the Investor warrants (“Warrants”) right to purchase up to 18,000,000 shares of common stock of the Company at an exercise price of $0.05 per share. The Warrants shall have a term of three (3) years and shall have a cashless exercise. As of March 31, 2026, and December 31, 2025, the aggregate loan balances were outstanding $2,872,797 and $2,872,797, respectively.

The new notes have a maturity date of November 20, 2028, an aggregate principal amount of $1,999,999, and bear interest at a six (6%) percentage annual interest rate. In accordance with ASC 470-50-40-10 and ASC 470-50-40-11 guidance the Company has determined that this should be treated as a debt extinguishment. Since the old debt was derecognized and new debt was recorded at fair value a gain was recorded between the net carrying value of the original debt and the fair value of the new debt. The consideration was paid to the existing lender and not a third party therefore the consideration was expensed as an offset to the gain. As of March 31, 2026, and December 31, 2025, the outstanding loan balance was $1,999,999 and $1,999,999, respectively.

On December 9, 2020, the Company entered into a Promissory Debentures with a lender in the amount of $110,000 which bear compounded annual interest at fifteen (15%) percent and have a two (2) year maturity date and cashless warrants to purchase 1,000,000 shares of our common stock. The notes may be repaid in whole or in part at any time prior to maturity. The lender had advanced a total of $100,000, net of discount in the amount of $10,000 to the Company. The Company recorded the fair value of the 1,000,000 warrants issued with debt at approximately $17,491 at December 31, 2020, as a discount.  As of March 31, 2026, and December 31, 2025, the outstanding loan balance was $110,000 and $110,000, respectively, and no unamortized discount. This loan is currently in default.

On January 6, 2021, the Company entered into a Promissory Debentures with a lender in the amount of $1,000,000 which bear interest at fifteen (15%) percent and have a one (1) year maturity date and cashless warrants to purchase 10,000,000 shares of our common stock, at exercise prices of $0.03 per share. The notes may be repaid in whole or in part at any time prior to maturity. The lender had advanced a total of $900,000, net of discount in the amount of $100,000 to the Company. The Company recorded the fair value of the 10,000,000 warrants issued with debt at approximately $237,811 at the date of issuance as a discount. On August 14, 2025, the Company entered into an Extension Agreement (“Extension”) with an otherwise unaffiliated third-party investor (the “Investor”), pursuant to which the Company and Investor agree to extend the Maturity Date of the non-convertible senior secured promissory note entered into on January 6, 2021, with a principal value of $1,000,000 to July 31, 2026, the Extended Date. In consideration for the Extension, the Company shall issue to the Investor warrants (“Warrants”) right to purchase up to 6,000,000 shares of common stock of the Company at an exercise price of $0.05 per share. The Warrants shall have a term of three (3) years and shall have a cashless exercise. As of March 31, 2026, and December 31, 2025, the outstanding loan balance was $1,000,000 and $1,000,000, respectively.

On June 22, 2021, the Company entered into a Promissory Debentures with a lender in the amount of $11,600,000 which bears interest at twelve (12%) percent and have a three (3) year maturity date and cashless warrants to purchase 70,000,000 shares of our common stock, at exercise prices of $0.10 per share. The notes may be repaid in whole or in part at any time prior to maturity. The lender had advanced a total of $10,500,000, net discount in the amount of $1,100,000 to the Company. The Company recorded the fair value of the 70,000,000 warrants issued with debt at approximately $5,465,726 at the date the warrants were issued as a discount. Lender is granted senior security interest and lien in all rights, title and interest in the assets and property of the Company as collateral. On August 14, 2025, the Company entered into an Extension Agreement (“Extension”) with an otherwise unaffiliated third-party investor (the “Investor”), pursuant to which the Company and Investor agree to extend the Maturity Date of the non-convertible senior secured promissory note entered into on June 22, 2021, with a principal value of $11,600,000 to July 31, 2026, the Extended Date. In consideration for the Extension, the Company shall issue to the Investor warrants (“Warrants”) right to purchase up to 20,000,000 shares of common stock of the Company at an exercise price of $0.05 per share. The Warrants shall have a term of three (3) years and shall have a cashless exercise. The interest rate of the Note shall be increased to a compounded annual rate of 15% (“Interest”); and a one-time 10% premium. As of March 31, 2026, and December 31, 2025, the outstanding loan balance was $11,600,000 and $11,600,000, respectively.

On August 18, 2021, through a Stock Purchase Agreement in which 100% of the outstanding shares of Global Stem Cell Group, Inc. the Company acquired a 2018 Jaguar F-Pace which was acquired from Benito Novas for $45,000 on January 8, 2019, and assumed the related auto loan, with an original loan amount of $20,991 at 8.99% interest for 48 months and monthly payments of $504.94. As of March 31, 2026, and December 31, 2025, the principal balance of the outstanding auto loan was $0.00 and $0.00, respectively.

On August 18, 2021, through a Stock Purchase Agreement in which 100% of the outstanding shares of Global Stem Cell Group, Inc. the Company assumed the November 17, 2020, agreement with an Investor for proceeds in the amount of $400,000 treated as a promissory. In exchange for the gross proceeds, the Investor shall receive the right to a perpetual 7.75% (payment percentage) of the revenues of Global Stem Cell Group. The payments of the payment percentage shall be calculated by multiplying the gross quarterly revenues appearing in the financial statements by the payment percentage and treated as accrued interest. Payments shall be made ninety (90) days from the end of each respective fiscal quarter with the first payment to be made on the quarter ending December 31, 2020. Payments may be accrued and deferred if payment would deplete cash, cash equivalent and/or short-term investment balances on each respective fiscal quarter by more than twenty (20%) percent. As of March 31, 2026, and December 31, 2025, the principal balance of the outstanding loan was $400,000 and $400,000, respectively, and accrued interest totals $1,310,706 and $1,114,257, respectively. This debt instrument is currently in default due to the non-payment of interest.

On September 20, 2021, the Company entered into a Promissory Debentures with a lender in the amount of $1,100,000 which bear interest at twelve (12%) percent and have a three (3) year maturity date and cashless warrants to purchase 7,500,000 shares of our common stock, at exercise prices of $0.085 per share. The notes may be repaid in whole or in part at any time prior to maturity. The lender had advanced a total of $1,000,000, net of discount in the amount of $100,000 to the Company. The Company recorded the fair value of the 7,500,000 warrants issued with debt at approximately $360,607 at the time of issuance as a discount. On August 14, 2025, the Company entered into an Extension Agreement (“Extension”) with an otherwise unaffiliated third-party investor (the “Investor”), pursuant to which the Company and Investor agree to extend the Maturity Date of the non-convertible senior secured promissory note entered into on September 20, 2021, with a principal value of $1,100,000 to July 31, 2026, the Extended Date. In consideration for the Extension, the Company shall issue to the Investor warrants (“Warrants”) right to purchase up to 6,000,000 shares of common stock of the Company at an exercise price of $0.05 per share. The Warrants shall have a term of three (3) years and shall have a cashless exercise. The interest rate of the Note shall be increased to a compounded annual rate of 15% (“Interest”). As of March 31, 2026, and December 31, 2025, the outstanding loan balance was $1,100,000 and $1,100,000, respectively.

On December 30, 2021, the parties wished to modify the terms of the Promissory Debentures dated July 13, 2020, in the amount of $6,000 and accrued interest in the amount of $1,578 by issuing a new promissory note and extend the date of maturity. In consideration for the new terms, the Promissory Debenture dated December 30, 2021, shall include a five (5%) percent premium for a total of $7,958 which bear interest at twelve (12%) percent and have a seventeen (17) months maturity date. The notes may be repaid in whole or in part at any time prior to maturity. As of March 31, 2026, and December 31, 2025, the outstanding loan balance was $7,958 and $7,958, respectively, and no unamortized discount. This loan is currently in default.

On December 30, 2021, the parties wished to modify the terms of the Promissory Debentures dated July 15, 2020, in the amount of $84,000 and accrued interest in the amount of $22,162 by issuing a new promissory note and extend the date of maturity. In consideration for the new terms, the Promissory Debenture dated December 30, 2021, shall include a five (5%) percent premium for a total of $111,470 which bear interest at twelve (12%) percent and have a seventeen (17) months maturity date. The notes may be repaid in whole or in part at any time prior to maturity. As of March 31, 2026, and December 31, 2025, the outstanding loan balance was $111,470 and $111,470, respectively, and no unamortized discount. This loan is currently in default.

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

On April 9, 2025, the Company entered into a Promissory Debentures with a lender in the amount of $1,375,000 which bears interest at fifteen (15%) percent and the issuance of one share of the Company’s newly created Series CC Preferred Stock to the Investor and a ten-year warrant (the “Warrant”) to purchase up to 999 shares of Series CC Preferred Stock at an exercise price of $1.00 per share. The notes may be repaid in whole or in part at any time prior to maturity. The lender had advanced a total of $1,100,000, net discount in the amount of $275,000 to the Company. The Company recorded the fair value of the warrants to purchase up to 999 shares of Series CC Preferred Stock issued with debt at approximately $400,847 at the date the warrants were issued as a discount. As of March 31, 2026, and December 31, 2025, the outstanding loan balance was $1,375,000 and $1,375,000, respectively.

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

The balance of the promissory notes as of March 31, 2026, and December 31, 2025, is as follows:

	March 31,	December 31,
	2026	2025
Notes payable, net	$19,447,931	$19,097,931
Notes payable-related parties	7,800	7,800
Notes payable, net of current portion	1,999,999	1,999,999
	21,455,730	21,105,730
Less: Discount	(1,516,055)	(2,213,952)
Promissory notes payable, net	$19,939,675	$18,891,778

During the periods ending March 31, 2026, and March 31, 2025, the Company made no payments, respectively, on the outstanding promissory notes, and recorded $1,460,652 and $893,850, respectively, of interest expense and $729,897 and $0, respectively, of debt discount expense. As of March 31, 2026, and December 31, 2025, the Company had approximately $18,019,928 and $16,559,277, respectively, of accrued interest. As of March 31, 2026, and December 31, 2025, the principal balance of outstanding promissory notes payable was $21,455,730 and $21,105,730, respectively.

Derivatives Liabilities

The Company determined that the convertible notes outstanding as of March 31, 2026, contained an embedded derivative instrument as the conversion price was based on a variable that was not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40

The Company determined the fair values of the embedded convertible notes derivatives and tainted convertible notes using the Monte Carlo model with the following assumptions:

	March 31
	2026
Common stock issuable	215,418
Market value of common stock on measurement date	$0.028
Adjusted exercise price	$0.06
Risk free interest rate	3.70%
Instrument lives in years	0.50	s
Expected volatility	227.60%
Expected dividend yields	None

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

The Company determined the fair values of the derivatives on warrants using the Binomial Option model with the following assumptions:

	March 31
	2026
Common stock issuable	50,000,000
Market value of common stock on measurement date	$0.028
Adjusted exercise price	$0.035-0.050
Risk free interest rate	3.80%
Instrument lives in years	2.37	s
Expected volatility	271.45%
Expected dividend yields	None

The balance of the fair value of the derivative liability as of March 31, 2026, and December 31, 2025, and 2024, is as follows:

Balance at December 31, 2024	$4,689
Additions	3,320,551
Fair value loss	(918,688)
Conversions	-
Balance at December 31, 2025	2,406,552
Additions	-
Fair value gain	(1,084,492)
Conversions	-
Balance at March 31, 2026	$1,322,060

NOTE 5 – STOCKHOLDERS’ EQUITY

Our authorized capital stock consists of 100,000,000 shares of common stock, with a par value of $0.001 per share, and 11,000,000 shares of preferred stock, with a par value of $0.001 per share. As of March 31, 2026, there were 13,138,968 shares of our common stock issued and outstanding, and 1,059,871 shares of our preferred stock issued and outstanding. Our shares of common stock are held by 143 stockholders of record, and the preferred stock is held by 3 stockholders of record.

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

As of March 31, 2026, and December 31, 2025, the Company has 13,138,968 common shares issued and outstanding.

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

The following table summarizes the Company’s warrant transactions during the quarter ended March 31, 2026, and year ended December 31, 2025:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at year ended December 31, 2024	70,000,000	$0.100
Granted	63,125,861	0.033
Exercised	-	-
Expired	-	-
Outstanding at year ended December 31, 2025	133,125,861	$0.068
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at quarter ended March 31, 2026	133,125,861	$0.068

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

As of March 31, 2026, and December 31, 2025, the Company has 1,050,000 and 1,050,000 preferred shares of Series AA Preferred Stock issued and outstanding, respectively. During the period of these financial statements, no dividend was declared or paid on the Series AA preferred shares.

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

As of March 31, 2026, and December 31, 2025, the Company had no preferred shares of Series BB Preferred Stock issued and outstanding.

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

As of March 31, 2026, and December 31, 2025, the Company had 1 and 1 preferred share of Series CC Preferred Stock issued and outstanding, respectively.

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

As of March 31, 2026, and December 31, 2025, the Company had 9,870 and 9,870 preferred shares of Series DD Convertible Preferred Stock issued and outstanding, respectively. During the period of these financial statements, no dividend was declared or paid on the Series DD preferred shares.

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

NOTE 6 – RELATED PARTY TRANSACTIONS

In consideration of mutual covenants set forth in the Professional Service Consulting Agreement, Dave Christensen, current Director, President, Chief Executive Officer, Chief Financial Officer and Secretary, shall be compensated monthly based on an annual rate of $90,000 starting January 1, 2022. Additionally, the agreement includes an issuance of 896 shares of Series DD Preferred Stock of the Company. The amount of 448 shares were issued on August 18, 2021, and the remaining 448 were issued on February 18, 2022. Amounts paid to Enterprise Technology Consulting, a Company owned 100% by Dave Christensen, CEO, for consulting services during the three months ended March 31, 2026, and March 31, 2025, were $22,500 and $22,500, respectively.

On August 18, 2021, through a Stock Purchase Agreement in which 100% of the outstanding shares of Global Stem Cell Group, Inc. the Company acquired a 2018 Jaguar F-Pace which was acquired from Benito Novas for $45,000 on January 8, 2019, and assumed the related auto loan, with an original loan amount of $20,991 at 8.99% interest for 48 months and monthly payments of $504.94. As of March 31, 2026, and December 31, 2025, the principal balance of the outstanding auto loan was $0.00.

Benito Novas’ brother, sister and nephew provide marketing/administrative and training/R&D services to Global Stem Cells Group and were paid as consultants during the three months ended March 31, 2026, and March 31, 2025, in the aggregate $86,317 and $97,213, respectively.

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

During the three months ended March 31, 2026, and March 31, 2025, the Company paid $71,957 and $26,139, respectively in rent expense.

NOTE 8 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	March 31, 2026	December 31, 2025
Computer, equipment and vehicles (5 year useful life)	$516,562	$433,676
Leasehold improvements (2 year useful life)	1,284,835	1,052,327
Less: accumulated depreciation	(688,553)	(615,244)
Total property and equipment, net	$1,112,844	$870,759

Depreciation expense for the three months ended March 31, 2026, and March 31, 2025, was $73,309 and $27,429, respectively.

We evaluate the carrying value of long-lived assets for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Further testing of specific assets or grouping of assets is required when undiscounted future cash flows associated with the assets are less than their carrying amounts. An asset is considered to be impaired when the anticipated undiscounted future cash flows of an asset group are estimated to be less than its carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows. We recorded no impairment of long-lived assets for the three months ended March 31, 2026, and March 31, 2025.

NOTE 9 – INTELLECTUAL PROPERTY

A third-party independent valuation specialist was asked to determine the value of Global Stem Cell Group, Inc., tangible and intangible assets assuming the offering price was at fair value. In order to perform the purchase price allocation, the tangible and intangible assets were valued as of August 18, 2021.

The Fair Value of the intangible assets as of the Valuation Date is reasonably represented as:

	March 31, 2026	December 31, 2025
Tradename - Trademarks	$87,700	$87,700
Intellectual Property / Licenses	363,000	363,000
Customer Base	37,000	37,000
Intangible assets	487,700	487,700
Less: accumulated amortization	(450,621)	(426,236)
Total intangible assets, net	$37,079	$61,464

Amortization is computed on straight-line method based on estimated useful lives of 5 years. During the three months ended March 31, 2026, and March 31, 2025, the Company recorded amortization expense of the intellectual property of $24,385 and $24,385, respectively.

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

2026	$165,567
2027	228,231
2028	170,161
2029	110,043
2030	30,746
Total undiscounted cash payments	704,749
Less interest	(113,047)
Present value of payments	$591,731

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

The following table summarizes the Company’s carrying amount of goodwill during the three months ended March 31, 2026, and the year ended December 31, 2025:

Goodwill
Balance at December 31, 2024	$1,679,978
Acquisition	-
Impairment	-
Balance at December 31, 2025	$1,679,978
Acquisition	-
Impairment	-
Balance at March 31, 2026	$1,679,978

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

As a result of review, no impairment needed as of December 31, 2025 and March 31, 2026.

NOTE 12 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, we have analyzed events and transactions that occurred subsequent to March 31, 2026, through the date these financial statements were issued and have determined that we do not, aside from the following, have any other material subsequent events to disclose or recognize in these financial statements.

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

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully, including those contained in our Annual Report on Form 10-K under “Risk Factors” for the year ended December 31, 2025, and readers should not place undue reliance on our forward-looking statements. Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made, and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

Regenerative Medical Technology Group Inc. (the “Company,” “RMTG,” “we,” “us,” or “our”), through its flagship operating platform Global Stem Cells Group (GSCG), has become one of the most comprehensively vertically integrated organizations in regenerative medicine worldwide. We combine physician education and global influence through the International Society for Stem Cell Applications (ISSCA), advanced biologics manufacturing and product innovation via Cellgenic, a premium clinical network delivering high-end patient care via Cellular Institute while generating real-world data, and a disciplined global expansion strategy. This closed-loop ecosystem enables us to drive demand, supply quality-controlled biologics and therapeutics, validate protocols and deliver world class patient procedures through clinical applications, and leverage digital technologies for scalable, recurring revenue and continuous innovation

During the three months ended March 31, 2026, we continued to execute on the 2026 strategic priorities outlined in our Annual Report on Form 10-K for the year ended December 31, 2025. We made meaningful progress across our core pillars, including advancing ISSCA’s position as the leading global education platform in regenerative medicine, scaling Cellgenic’s manufacturing output and product portfolio (including next-generation exosome formulations, peptides, and combination therapies), advancing development of our standardized clinical network and franchise model with Cellular Institute, and strengthening regulatory alignment and market presence in key geographies such as Argentina. Early digital initiatives, including development of the ISSCA AI Platform and mobile application, also progressed as planned.

These Q1 accomplishments reflect the strength of our synergistic business model — where education drives physician adoption, Cellgenic supplies high-margin recurring products, and our clinical network generates both revenue and valuable real-world data. We remain focused on disciplined execution of our full-year 2026 plan, which centers on ecosystem optimization, accelerated clinical network franchising, deeper AI-driven personalization, continued product innovation, and targeted expansion into additional regulated markets. We will maintain disciplined capital allocation toward manufacturing capacity enhancements, R&D pipeline advancement, and strategic partnerships and affiliates that reinforce our global category leadership. Management believes the foundational platform built in 2025 positions the Company for accelerated revenue growth, margin expansion, and platform maturation throughout the remainder of 2026.

Results of Operations

Below is a summary of the results of operations for the three months ended March 31, 2026, and 2025.

	For the Three Months Ended March 31,
	2026	2025	$ Change	% Change
Revenue	$2,639,353	$1,364,341	$1,275,012	93.45%
Cost of revenue	872,862	420,447	452,415	107.60%
Gross profit	1,766,491	943,894	822,597	87.15%

Operating expenses
Advertising and marketing	391,047	157,321	233,726	148.57%
Professional fees	528,155	331,733	196,422	59.21%
Officer compensation	22,500	22,500	-	0.00%
Depreciation and amortization expense	97,694	51,814	45,880	88.55%
Investor relations	21,500	-	21,500	0.00%
General and administrative	475,812	245,566	230,246	93.76%
Total operating expenses	1,536,708	808,934	727,774	89.97%
Net income from operation	229,783	134,960	94,823	70.26%

Other income (expense)
Interest expense	(2,190,549)	(895,850)	(1,296,699)	145.07%
Change in the fair value of derivative liability	1,084,492	(1,149)	1,085,641	-94485.73%
Total other income (expense)	(1,106,057)	(894,999)	(211,058)	23.58%
Net loss	$(876,274)	$(760,039)	$(116,235)	15.29%

Revenue

Revenue increased by 93.45% in the amount of $1,275,012 for the three months ended March 31, 2026, compared to the same period in 2025. . The increase in revenue was across all categories of revenue and a result of marketing and sales efforts to increase brand recognition and exposure in the industry. The strategic plans for 2025 were to seek and attract more Affiliates. Investing heavily in ISSCA events global presence, and brand positioning for ISSCA was intentional  and aligned with our objective of accelerating affiliate expansion. During 2025, the Company signed three new affiliate partners through its ISSCA education and training programs.

Growth came from expanded product distribution networks, including new sales channels and increased volume in stem cell-related products. This reflects market demand for our biologic solutions. Revenue increased due to higher patient volumes, a shift toward premium treatment mixes (e.g., advanced regenerative therapies), operational efficiencies in clinic operations, more international live conferences, expanded certification programs, multi-day events to reach global audiences and on-line training.

The Company believes it’s strategic plans for 2025 to invest heavily in ISSCA events global presence, and brand positioning for ISSCA in 2025 to seek and attract more Affiliates will result in increased revenue in future quarters. The first quarter of 2026 shows a 69% increase in revenue compared with the fourth quarter of 2025.

The following table presents our revenue by product category for the three months ended March 31, 2026, and 2025:

	For the Three Months Ended March 31,
	2026	2025
Training	$772,005	$144,920
Product supplies	1,267,076	626,656
Equipment	-	-
Patient procedures	600,273	592,765
Total revenue	$2,639,353	$1,364,341

Operating expenses

Operating expenses increased by 89.97% in the amount of $727,774 for the three months ended March 31, 2026, compared to the same period in 2025. Listed below are the major changes to operating expenses:

Advertising and marketing fees increased by $233,726 for the three months ended March 31, 2026, compared to the same period in 2025, primarily due to an increase by Global Stem Cells Group in international campaigns and promotions across divisions, including digital efforts for Cellgenic products, Cellular treatments, and ISSCA events.

Professional fees increased by $196,422for the three months ended March 31, 2026, compared to the same period in 2025, primarily due to an increase by Global Stem Cells Group related to legal structuring, international contracts, compliance (e.g., regulatory for Cellgenic and Cellular), accounting expansion, corporate advisory, and lease advisory.

Depreciation and amortization decreased by $45,880 for the three months ended March 31, 2026, compared to the same period in 2025, primarily due to expanding facilities to support increased operations in Cellular and Cellgenic, plus ISSCA logistics.

Investor relations decreased by $21,500 for the three months ended March 31, 2026, compared to the same period in 2025, primarily due to an agreement with an investor relation firm in May 2025.

General and administrative expenses increased by $230,246 for the three months ended March 31, 2026, compared to the same period in 2025, primarily due to expenses associated with expansion of clinic and travel due to more international events.

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

Other expenses

Other expenses decreased by $211,058 for the three months ended March 31, 2026, compared to the same period in 2025, primarily as a result of an increase in amortization of discount of $729,897 and an increase of $566,802 of interest on promissory notes offset by $1,084,492 change in the fair value of derivative liability.

We had interest expense of $2,190,549 and $895,850 for the three months ended March 31, 2026, and 2025, respectively.

We expect to continue to experience high interest payments in the future as a result of our outstanding liabilities. If we are unable to generate sufficient revenues and/or additional financing to service this debt, there is a risk the lenders will call the notes, and we will be unable to repay the loans. If this happens, we could go out of business.

Net Loss

We recorded a net loss of $876,274 for the three months ended March 31, 2026, as compared with a net loss of $760,039 for the same period in 2025.

Liquidity and Capital Resources

Since inception, the Company has financed its operations through private placements, convertible notes, and unsecured and secured debt.

The following is a summary of the cash and cash equivalents as of March 31, 2026, and December 31, 2025.

	March 31, 2026	December 31, 2025	$ Change	% Change
Cash and cash equivalents	$1,061,448	$956,718	$104,730	10.95%

Summary of Cash Flows

Below is a summary of our cash flows for the three months ended March 31, 2026, and 2025.

	For the Three Months Ended March 31,
	2026	2025
Net cash provided by operating activities	$102,124	$57,109
Net cash used in investing activities	(315,394)	-
Net cash provided by financing activities	318,000	-
Net increase in cash and cash equivalents	$104,730	$57,109

Operating activities

Net cash provided by operating activities was $102,124 during the three months ended March 31, 2026, and consisted of a net change in operating assets and liabilities of $1,235,300 offset by non-cash items of 256,901 and a net loss of $876,274 The non-cash items for the three months ended March 31, 2026, consisted of depreciation and amortization expenses of $729,897, amortization of debt discount of $97,694 offset by change in fair value of derivative liabilities of $1,084,492.

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

Investing activities

Net cash used in investing activities was $315,394 and consisted of the purchase of property and equipment associated with the Cancun facility for the three months ended March 31, 2026.

We had no financing activities for the three months ended March 31, 2025.

Financing activities

Net cash provided by financing activities was $318,000 and consisted of a Promissory Debentures with a lender in the amount of $350,000 net discount in the amount of $32,000 for the three months ended March 31, 2026.

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

At March 31, 2026, we had limited cash of $1,061,448, a substantial working capital deficit, and although our revenues have increased, future losses are anticipated. Based upon the current financial condition, we do not have sufficient cash to operate our business at the current level for the next twelve months. We intend to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements. We plan to seek additional financing in a private equity offering to secure funding for operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired, and we could go out of business. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Going Concern

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, resulting in an accumulated deficit of approximately $76,241,785 and a working capital deficit of $36,639,004 as of March 31, 2026, and future losses are anticipated. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of March 31, 2026, the Company had no off-balance sheet arrangements.

Critical Accounting Policies

Our critical accounting policies have not materially changed during the quarter ended March 31, 2026. Furthermore, the preparation of our financial statements is in conformity with generally accepted accounting principles in the United States of America, or GAAP. The preparation of our financial statements requires management to make judgments and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. Our management believes that we consistently apply these judgments and estimates, and the financial statements fairly represent all periods presented. However, any differences between these judgments and estimates and actual results could have a material impact on our statements of income and financial position.

Derivative Instruments

The derivative instruments are accounted for as liabilities, the derivative instrument is initially recorded at its fair market value and is then re-valued at each reporting date, with changes in fair value recognized in operations for each reporting period. The Company uses the Monte Carlo model to determine the fair values of the embedded convertible notes derivatives and tainted convertible notes and the Binomial Option model to determine the fair values of the derivatives on warrants.

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

Segment Reporting

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). The amendments in this update expand segment disclosure requirements, including new segment disclosure requirements for entities with a single reportable segment among other disclosure requirements. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of this standard is on a modified retrospective basis and had no impact on the Company’s financial position, results of operations, cash flows or net income per share. As of 2026 and 2025 the Company had one reporting segment, all revenue is reported under this segment Global Stem Cells Group.

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

The Company’s primary revenue streams are as follows:

Training

The Company offers stem cell and exosome certification training programs for physicians and healthcare professionals. The performance obligation is satisfied upon completion of the training seminar and delivery of the related certification and materials. Revenue is recognized at the point in time the seminar is completed and control of the training services has been transferred to the customer.

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

At March 31, 2026, and December 31, 2025, the carrying amounts of the Company’s financial instruments, including cash, account payables, and accrued expenses, approximate their respective fair value due to the short-term nature of these instruments.

At March 31, 2026, and December 31, 2025, the Company does not have any assets or liabilities except for derivative liabilities related to convertible notes payable required to be measured at fair value in accordance with FASB ASC Topic 820, Fair Value Measurement.

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

To address these material weaknesses, management engaged financial consultants, performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. We have not remedied the material weaknesses as of March 31, 2026. The Company plans to take remedial action to address these weaknesses during the fiscal year ended December 31, 2026.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the three months ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except the implementation of the controls identified above.

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

Item 1A. Risk Factors

Our business faces many risks, a number of which are described in the section captioned “Risk Factors” in our Annual Report for the year ended December 31, 2025, filed with the SEC on May 19, 2026. The risks described may not be the only risks we face. Other risks of which we are not yet aware, or that we currently believe are not material, may also materially and adversely impact our business operations or financial results. If any of the events or circumstances described in the risk factors contained in our Annual Report occur, our business, financial condition or results of operations could be adversely impacted and the value of an investment in our securities could decline. Investors and prospective investors should consider the risks described in our Annual Report, and the information contained in the section captioned “Forward-Looking Statements” and elsewhere in this Quarterly Report before deciding whether to invest in our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

The current portion of notes payable on the Company’s Condensed Consolidated Balance Sheets above contains, at March 31, 2026, certain promissory notes on which the Company was in arrears on payments of principal as follows:

●	On November 25, 2019, the Company, pursuant to the certificate of designation of the Series BB Preferred Stock, elected to exchange the preferred shares for other indebtedness calculated at a price per share equal to $1.20. Upon the Company’s mailing of the Exchange Agreement, the shareholder had the option, within 30 days of such mailing date to receive the indebtedness in the form of a convertible note. If the shareholder did not give the Company notice, the indebtedness shall automatically be issued in the form of a promissory note without any conversion feature. The promissory notes bear no interest and have a four (4) year maturity date with a 20% premium to be paid upon maturity. The notes may be repaid in whole or in part at any time prior to maturity. As of December 31, 2019, 276,723 Preferred Series BB shares were exchanged for an aggregate of $332,068 promissory notes. As of March 31, 2026, the aggregate loan balances were outstanding $398,482. This loan is currently in default.

■	On August 18, 2021, the Company entered into an unsecured promissory note in the amount of $400,000. Pursuant to the terms of the note, the investor shall receive the right to a perpetual 7.75% (payment percentage) of the revenues of Global Stem Cell Group. As of March 31, 2026, the Company accrued $1,310,706 in interest expense. The note is currently in default due to the non-payment of interest.

■	On December 9, 2020, the Company entered into an unsecured promissory note in the amount of $110,000. Pursuant to the terms of the note, the note bears fifteen (15%) interest, unsecured and is due on December 9, 2023. As of March 31, 2026, the Company accrued $125,056 in interest expense. The note is currently in default

■	On December 30, 2021, the Company entered into an unsecured promissory note in the amount of $7,958. Pursuant to the terms of the note, the note bears twelve (12%) interest, unsecured and is due on July 30, 2023. As of March 31, 2026, the Company accrued $4,951 in interest expense. The note is currently in default.

■	On December 30, 2021, the Company entered into an unsecured promissory note in the amount of $111,470. Pursuant to the terms of the note, the note bears twelve (12%) interest, unsecured and is due on July 30, 2023. As of March 31, 2026, the Company accrued $69,365 in interest expense. The note is currently in default.

At March 31, 2026, and December 31, 2025, none of these notes have been paid, but the Company has received no notice of default, demand for payment, or acceleration from any lender as of the date of this report. The Company has insufficient cash on hand to repay these notes. While management believes the risk of acceleration is low based on historical lender forbearance, a formal demand on any defaulted note could trigger acceleration of up to $16.6 million in secured debt. If we are unable to generate sufficient revenues and/or additional financing to service this debt, there is a risk the lenders will call the notes, secure our assets, as to those applicable secured notes, and demand payment. If this happens, we could go out of business.

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 formatted in Extensible Business Reporting Language (XBRL).

**	Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Dated June 09, 2026	Regenerative Medical Technology Group Inc.

	By:	/s/ David Christensen
David Christensen
President, Chief Executive Officer, Chief Financial Officer, Secretary and Director (Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)